Form 10-Q
period 2026-04-30
Conexeu Sciences Inc.
filed 2026-06-15
CIK 2066836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 001-43283

CONEXEU SCIENCES INC.

(Exact name of registrant as specified in its charter)

Nevada	33-4814282
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

50 West Liberty Street, Suite 880 Reno, Nevada, USA	89501
(Address of principal executive offices)	(Zip code)

(424) 333-5622

(Registrant's telephone number, including area code)

Nevada Agency and Transfer Company
50 West Liberty Street, Suite 880
Reno, NV 89501
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNXU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,758,330 shares of common stock outstanding as of June 10, 2026.

CONEXEU SCIENCES INC.

Quarterly Report on Form 10-Q

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "seek," "may," and similar expressions or statements regarding future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated by reference into this Quarterly Report.

The forward-looking statements included in this Quarterly Report on Form 10-Q are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, taking into account the information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes, and our actual results and performance could differ materially from those set forth in any forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, without limitation:

  The Company has a limited operating history and has incurred significant losses since its inception and anticipates that it will continue to incur losses for the foreseeable future, making it difficult to assess the Company's future viability;
  The Company has only one device candidate and no commercial sales, and the Company's business presently depends entirely on its ability to obtain the necessary regulatory authorizations and to successfully commercialize CXU™ on a timely basis, if at all;
  The Company may require additional financing to fund its future operations, and a failure to obtain additional capital when needed on acceptable terms, or at all, could force the Company to delay, limit, reduce or terminate its operations and execute its business plan;
  Even if CXU™ or future device candidates receive regulatory approval, they may fail to achieve the broad degree of healthcare practitioner adoption and use necessary for commercial success;
  The Company may have significant product liability exposure and its insurance may not cover all potential claims;
  If The Company is unable to protect the confidentiality of its trade secrets, the Company's innovative capacity and competitive position could be harmed;
  The Company may become involved in lawsuits to protect or enforce its patents, which could be expensive, time-consuming and, whether successful or unsuccessful, limit the commercial value of the Company's product or have a material adverse effect on the Company's business;
  The Company is highly dependent upon the services of its key management personnel, including Miles Harrison, the Company's Chief Executive Officer, and if the Company is unable to retain key personnel, the Company's ability to compete could be harmed;
  Adverse worldwide economic and market conditions, including inflation, economic instability, and declines in consumer demand or spending levels, could negatively affect the Company's business, results of operations, and liquidity; and
  The Company's device candidate faces significant competition, and any future device candidates may face similar competitive pressures.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONEXEU SCIENCES INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

Unaudited

(Expressed in United States Dollars)

For the Three and Six months ended April 30, 2026 and 2025

Unaudited Condensed Interim Balance Sheet as of April 30, 2026 and Balance Sheet as of October 31, 2025	2
Unaudited Condensed Interim Statements of Operations for the three and six months period ended April 30, 2026 and 2025	3
Unaudited Condensed Interim Statement of Shareholders' Equity for the three and six months period ended April 30, 2026 and 2025	4
Unaudited Condensed Interim Statements of Cash Flows for the six months period ended April 30, 2026 and 2025	5
Notes to Unaudited Condensed Interim Financial Statements	6

CONEXEU SCIENCES INC.
Condensed Balance Sheets
(Expressed in United States Dollars)

	Unaudited
ASSETS	April 30, 2026	October 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$6,848,064	$4,808,965
Restricted cash	453,974	25,155
Share subscription receivable	-	2,000,000
Tax receivable	-	3,037
Interest receivable	2,171	-
Convertible note receivable	-	71,326
Prepaid expenses	609,476	549,930
TOTAL CURRENT ASSETS	7,913,685	7,458,413

NON-CURRENT ASSETS
Deferred offering costs	-	42,177
Investment, at cost	71,328	-
Security deposit	12,317	-
Fixed assets, net of accumulated depreciation of $10,712 and $7,431, respectively	38,400	11,237
Patent, net of accumulated amortization of $22,754 and $9,819, respectively	163,949	176,884
TOTAL ASSETS	$8,199,679	$7,688,711

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$455,055	$256,296
Accounts payable and accrued liabilities - related parties	71,309	-
Wages payable	-	76,000
Shares to be issued under the warrant inducement program	427,967	-
Warrants to be issued under the warrant inducement program	543	-
Liabilities to be settled with shares	44,700	-
Due to shareholders	3,722	3,722
TOTAL LIABILITIES	1,003,296	336,018

COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.001, 50,000,000 shares authorized, 0 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 20,916,173 and 18,906,066 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively	20,916	18,906
Additional paid-in capital	15,720,093	11,855,307
Accumulated deficit	(8,544,626)	(4,521,520)
TOTAL SHAREHOLDERS' EQUITY	7,196,383	7,352,693
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,199,679	$7,688,711

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.

Condensed Interim Statements of Operations

(Unaudited)

(Expressed in United States Dollars)

	Three months ended		Six months ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
OPERATING EXPENSES
Advertising and promotion	$9,256	$19,323	$20,710	$27,215
Depreciation and amortization	11,422	3,401	17,860	3,964
Bank charges	3,644	926	5,676	1,658
Business development	85,712	56,337	182,757	94,220
Consulting	1,228,909	149,586	1,759,107	196,596
Filing fees	17,618	150	25,258	150
Insurance	4,148	-	8,400	-
Investor relations	1,085	-	2,125	-
Management and directors' salaries and fees - related parties	609,613	83,116	1,335,705	292,802
Office and general administrative	16,867	5,720	23,843	6,349
Professional fees	325,489	95,957	592,719	101,347
Research and development	66,605	42,465	129,167	66,133
Total operating expenses	2,380,368	456,981	4,103,327	790,434
LOSS FROM OPERATIONS	(2,380,368)	(456,981)	(4,103,327)	(790,434)

OTHER INCOME (EXPENSES)
Gain on conversion of payables	-	-	-	43,176
Interest income	84,295	-	95,586	-
Interest expense	-	(1,383)	-	(4,993)
Foreign exchange gain (loss)	(8,210)	314	(15,365)	4,137
Total other income (expenses)	76,085	(1,069)	80,221	42,320

LOSS BEFORE TAXES	(2,304,283)	(458,050)	(4,023,106)	(748,114)
Income tax benefit (expense)	-	-	-	-
NET LOSS	$(2,304,283)	$(458,050)	$(4,023,106)	$(748,114)

Net loss per common share, basic and diluted	$(0.11)	$(0.05)	$(0.20)	$(0.08)

Weighted average of common shares outstanding, basic and diluted	20,569,664	9,505,618	20,567,442	9,184,944

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.

Condensed Interim Statements of Shareholders' Equity

For the Three and Six Months ended April 30, 2026 and 2025

(Unaudited)

(Expressed in United States Dollars)

	Preferred Stock		Common Stock
					Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance , November 1, 2025	-	$-	18,906,066	$18,906	$11,855,307	$(4,521,520)	$7,352,693
Private placements, net of issuance costs	-	-	927,100	927	2,942,424	-	2,943,351
Shares issued under warrant incentive program	-	-	563,573	564	427,364	-	427,928
Shares issued for services	-	-	19,434	19	44,679	-	44,698
Shares issued for exercise of warrants	-	-	500,000	500	-	-	500
Stock-based compensation expense	-	-	-	-	449,755	-	449,755
Proceeds for warrants issued under warrant incentive program	-	-	-	-	564	-	564
Net loss	-	-	-	-	-	(4,023,106)	(4,023,106)
Balance, April 30, 2026	-	$-	20,916,173	$20,916	$15,720,093	$(8,544,626)	$7,196,383

Balance, February 1, 2026	-	$-	19,846,196	$19,846	$13,046,899	$(6,240,343)	$6,826,402
Private placements, net of issuance costs	-	-	486,970	487	1,937,565	-	1,938,052
Shares issued under warrant incentive program	-	-	563,573	564	427,364	-	427,928
Shares issued for services	-	-	19,434	19	44,679	-	44,698
Stock-based compensation expense	-	-	-	-	263,022	-	263,022
Proceeds for Warrants issued under warrant incentive program	-	-	-	-	564	-	564
Net loss	-	-	-	-	-	(2,304,283)	(2,304,283)
Balance, April 30, 2026	-	$-	20,916,173	$20,916	$15,720,093	$(8,544,626)	$7,196,383

					Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 1, 2024	-	$-	8,528,024	$8,528	$684,399	$(597,963)	$94,964
Private placement	-	-	687,500	688	549,312	-	550,000
Shares issued for services	-	-	82,500	82	65,918	-	66,000
Warrants issued for services	-	-	-	-	26,686	-	26,686
Stock-based compensation expense	-	-		-	64,311	-	64,311
Shares issued for conversion of payables	-	-	207,594	208	122,690	-	122,898
Net loss	-	-	-	-	-	(748,114)	(748,114)
Balance, April 30, 2025	-	$-	9,505,618	$9,506	$1,513,316	$(1,346,077)	$176,745

Balance, February 1, 2025	-	$-	9,505,618	$9,506	$1,449,005	$(888,027)	$570,484
Stock-based compensation expense	-	-		-	64,311	-	64,311
Net loss	-	-	-	-	-	(458,050)	(458,050)
Balance, April 30, 2025	-	$-	9,505,618	$9,506	$1,513,316	$(1,346,077)	$176,745

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.

Condensed Interim Statements of Cash Flows
(Unaudited)
(Expressed in United States Dollars)

	Six months ended
	April 30, 2026	April 30, 2025
Cash flows from operating activities
Net loss	$(4,023,106)	$(748,114)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	12,935	1,133
Depreciation expense	4,925	2,831
Fixed asset, disposed	2,741	-
Gain on conversion of payables	-	(43,176)
Options issued for services	449,755	64,311
Shares issued for conversion of payables	-	26,686
Shares to be issued for services	44,698	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	198,759	164,161
Accounts payable and accrued liabilities - related parties	71,309	(52,738)
Interest receivable	(2,171)	-
Taxes receivable	3,037	(11,962)
Wages payable	(76,000)	-
Prepaid expenses	(59,546)	(133,737)
Security deposit	(12,317)	-
Liability to be settle by shares	44,700	66,000
Net cash used in operating activites	(3,340,281)	(664,605)

Cash flow from investing activities
Purchase of fixed assets	(34,829)	(18,268)
Change in convertible note receivables	(2)	-
Net cash used in investing activities	(34,831)	(18,268)

Cash flow from financing activities
Receivable form issuance of private placement shares	2,000,000	-
Repayments on due to shareholders	-	(4,190)
Shares to be issued for warrant inducements	427,928	-
Proceeds for warrants issued under the warrant inducement program	564	-
Proceeds received for performance warrants exercised	500	-
Proceeds from private placement, net of issuance costs	2,943,351	550,000
Repayment of loan payable	-	(98,117)
Offering costs paid for future offering	42,177	-
Proceeds received for warrants to be issued for warrant inducements	543	-
Proceeds received for shares to be issued for warrant inducements	427,967	-
Net cash provided by financing activities	5,843,030	447,693

Increase in cash, cash equivalents and restricted cash	2,467,918	(235,180)
Cash, cash equivalents and restricted cash at beginning of period	4,834,120	314,616
Cash, cash equivalents and restricted cash at end of period	$7,302,038	$79,436

Supplemental cash flow information
Cash paid for interest	$-	$18,916
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Investment	$71,328	$-
Shares issued for conversion of payables	$-	$122,898

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Nature of Operations

Conexeu Sciences Inc. ("CONEXEU" or the "Company") was incorporated on November 2, 2022, pursuant to the Business Corporations Act of British Columbia, Canada. CONEXEU is a regenerative medicine company committed to developing and commercializing novel cellular therapies for skin restoration in wound care and aesthetics with the use of patent protected advanced tissue engineering and biomaterial innovations.  The Company has a fiscal year-end of October 31.  On April 10, 2025, the Company was continued from the jurisdiction of British Columbia, Canada to a newly incorporated Nevada corporation. The registered offices of the Company, effective April 10, 2025, is located at 50 W Liberty St., Suite 880, Reno, Nevada, 89501.

Risks and Uncertainties

Disruption of global financial markets and a recession or market correction, including the ongoing military conflicts between Russia and Ukraine and the related sanctions imposed against Russia as well as the conflicts between Israel and Hamas, the significant tariffs imposed by the United States on imports from other countries, the military action taken against Iran and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company's ability to access capital, which could in the future negatively affect the Company's liquidity and could materially affect the Company's business and the value of its common stock.

Segment Reporting

ASC Topic No. 280, Segment Reporting ("ASC 280"), establishes standards for the way that public business enterprises report information about operating segments in their financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Our chief executive officer, who is our chief operating decision maker, views the Company's operations and manages its business in one operating segment, which is developing and commercializing novel cellular therapies for skin restoration in wound care and aesthetics through use of patent protected advanced tissue engineering and biomaterial innovations.

2. Basis of Presentation

Basis of Presentation

These unaudited condensed interim financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report for the fiscal year ended October 31, 2025. The accompanying unaudited condensed interim financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

The functional and presentation currency of the Company is the United States Dollars.

Prior to its incorporation as a Nevada corporation, the Company's articles of incorporation had three classes of stock, Preferred Series A, Common Class A and Common Class B.  The articles of incorporation allowed for unlimited shares each type to be issued and the shares had no par value.

On April 10, 2025, the Company became incorporated in Nevada.  The Nevada articles of incorporation authorized two types of shares, preferred stock and common stock.  Each class of stock has a par value of $0.001 per share.  At the date of conversion, the Company only had Common Class A shares outstanding.  These converted into common stock at a ratio of 1:1.

On April 21, 2025, the Board of Directors approved a 4:1 reverse stock split.

These unaudited condensed interim financial statements have been adjusted retrospectively for the change of incorporation and the reverse stock split.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. Basis of Presentation (cont'd)

Use of Estimates

The preparation of these unaudited condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these unaudited condensed interim financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Going Concern

These unaudited condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended April 30, 2026, and 2025, the Company recorded a net loss of $2,304,283 and $458,050, respectively. During the six months ended April 30, 2026, and 2025, the Company recorded a net loss of $4,023,106 and $748,114, respectively. As of April 30, 2026, and October 31, 2025, the Company had an accumulated deficit of $8,544,626 and $4,521,520, respectively.

These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date of these unaudited condensed interim financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan. These unaudited condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

As of April 30, 2026, the Company had cash and cash equivalents in the amount of $6,848,064.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

3. Summary of Significant Accounting Policies

The significant accounting policies applied in the preparation of these unaudited condensed interim financial statements are consistent with the accounting policies disclosed in the Company's audited financial statements for the year ended October 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, funds in transit and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of no more than three months. Cash equivalents were $5,498,339 and $0 as of April 30, 2026, and October 31, 2025.  At times, the Company's cash balance exceeds the federally insured limits. The total uninsured cash and cash equivalents balance as of April 30, 2026, and October 31, 2025, were $2,874,048 and $4,554,887, respectively.

Investment

The Company has an investment of 19,327 shares of Series Seed Preferred Stock in a non-public company.  This investment is less than 20% ownership in the non-public company.  There is no observable market for the shares, and thus no readily determinable fair value.  Due to these circumstances, the Company accounts for the investment at cost less impairment.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (cont'd)

Restricted Cash

Restricted Cash equaling $453,974 represents the following: $25,464 held in a guaranteed investment certificate as collateral for the credit cards issued to the Company and $428,510 that were received from certain warrant holders who were exercising 542,648 warrants for 542,648 shares under the Company's warrant inducement program for gross proceeds of $427,967 plus subscribing to an equivalent number of new warrants (542,648 warrants) with an exercise price of $2.30 and a three year expiry date from date of issuance for gross proceeds of $543. The monies received for the warrants are held in a trust account in the Company's name, that requires the Company's lawyers to approve transfers out of the account and are restricted until the warrants are issued. The shares for these warrants exercised were issued subsequent to April 30, 2026, see Note 12 Subsequent Events.

Fair Value of Financial Instruments

Our financial assets and liabilities measured at fair value on a recurring basis consist primarily of prepaid expenses, accounts payable and accrued liabilities, due to shareholders, and loan payable. The carrying amount of prepaid expenses, accounts payable and accrued liabilities, due to shareholders approximate fair value because of the short-term maturity of such instruments.

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the unaudited condensed balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets or liabilities in active markets that are observable for the asset or liability either directly or indirectly through market corroboration, for substantially the full term of the financial instrument

Level 3 - Unobservable inputs for the asset or liability

The Company had no assets or liabilities required to be accounted for under the fair value hierarchy.

Advertising Expenses

Advertising expenses are expensed as incurred.  Advertising expenses for the three months ended April 30, 2026, and 2025 were $9,256 and $19,323, respectively. For the six months ended April 30, 2026, and 2025, advertising expenses totaled $20,710 and $27,215, respectively

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, which include the cost of contract research services, laboratory supplies and development and manufacture of preclinical compounds and consumables for preclinical testing.  Research and development expenses for the three months ended April 30, 2026, and 2025 were $66,605 and $42,465, respectively. For the six months ended April 30, 2026, and 2025, research and development expenses totaled $129,167 and $66,133, respectively

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options and warrants, in the unaudited condensed interim statements of operations.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (cont'd)

Stock-Based Compensation (cont'd)

For stock options and warrants issued to employees and members of the Company's Board of Directors (the "Board") for their services, the Company estimates each option's grant-date fair value using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option and warrant, the expected volatility of the Common Stock consistent with the expected life of the option and warrant, risk-free interest rates, and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options and warrants on a straight-line basis over the requisite service period, generally the vesting term. Forfeitures are recorded as incurred instead of estimated at the time of grant and revised.

Under Accounting Standards Update ("ASU") 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, the Company accounts for stock options and warrants issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options and warrants that are in line with the process for valuing employee stock options and warrants noted above.

The fair value of the Company's stock was determined by management and, in doing so, considered in part upon third-party 409A valuations through July 31, 2025.  A 409A valuation is an independent appraisal of a private company's common stock fair market value. The valuations were performed on the following dates: inception through December 30, 2024, December 31, 2024, June 5, 2025, and July 31, 2025.

The Company determined the fair value of the Company's stock from inception through December 30, 2024, by using the asset approach, as this was believed to be the most appropriate method due to very limited equity issuances, limited operations, and there being significant doubt about the Company's ability to continue as a going concern.  The fair value of the shares from this valuation was determined to be $0.05.

The fair value of the Company's stock as of December 31, 2024, June 5, 2025, and July 31, 2025, was determined by using the market approach which was believed to be the most appropriate valuation methodology, whereby the fair value was equal to the price of the shares purchased in the most recent equity raises. The Company determined these dates for the valuations due to achievement of significant business milestones, including but not limited to, the continuation and restructuring of the Company from British Columbia, Canada to Nevada, USA, assignment of the IP patent, successes in the research and development programs and an increasing scope of potential markets for the Company's IP. The December 31, 2024, June 5, 2025, and July 31, 2025, valuations concluded that the fair value was equal to the most recent sale of equity securities, which was $0.80 (price post 4:1 reverse split), $0.40, and $2.00 respectively.

Subsequent to July 31, 2025, management determined the fair value of the shares was equal to the last raised price, as on July 31, 2025, the date the Company started its Regulation Crowdfunding offering at $2.00.

Based on management's use of the market approach valuation, on October 28, 2025, the Company completed a private placement issuing 891,306 shares at a price of $2.30 per share.  Therefore, effective this date forward, until there is a raise supported at a different price, management determined that the fair market value of a Company's share was $2.30.

On March 23, 2026, the Company completed a private placement issuing 486,970 at a price of $4.00 per share.  Therefore, effective this date forward, until there is a raise supported at a different price, management determined that the fair market value of a Company's share was now $4.00.

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share ("EPS"). The Company computes basic loss per share by dividing the loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company's warrants could potentially be exercised or converted into Common Stock and then share in the earnings of the Company. However, these convertible instruments were excluded when calculating diluted loss per share because such inclusion would be anti-dilutive for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (cont'd)

Net Loss Per Share (cont'd)

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the six months ended April 30, 2026, and 2025, consist of the following (in common stock equivalents):

	April 30, 2026	April 30, 2025
Warrants	8,733,226	1,879,054
Options	735,000	250,000

Basic EPS as calculated in these accompanying unaudited condensed interim financial statements have included the potential dilutive effect of the weighted average of vested penny warrants outstanding. Therefore, 500,000 penny warrants have been excluded in the total anti-dilutive warrants in the table above as of April 30, 2026. There were no penny warrants outstanding as of April 30, 2025.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation.  Maintenance and repair charges are expensed as incurred.  Fixed assets are depreciated under the straight-line method using the following estimated useful lives:

  Equipment - 5 years
  Lab Equipment - 5 years
  Furniture and fixtures - 5 years
  Computer equipment - 2 years.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") Topic 842, Leases. The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

Lease liabilities are measured using the present value of future lease payments, discounted using the interest rate implicit in the lease, if readily determinable, or the Company's incremental borrowing rate. ROU assets are measured based on the corresponding lease liability, adjusted for lease incentives, initial direct costs, and prepaid lease payments.

The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company does not recognize ROU assets or lease liabilities for leases until the lease commencement date. Payments made prior to lease commencement are recorded as prepaid rent or other assets, depending on their nature.

Subsequent Events

The Company evaluated subsequent events through June 11, 2026, the date in which these unaudited condensed interim financial statements were issued.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4. Fixed Assets

Fixed Assets consist of the following:

	April 30, 2026	October 31, 2025
Furniture and fixtures	661	400
Lab equipment	30,085	-
Computer equipment	18,366	18,268
	49,112	18,668
Less: accumulated depreciation	10,712	7,431
Fixed Assets, net	38,400	11,237

Depreciation expense was $4,925 and $2,831 for the six months ended April 30, 2026, and 2025, respectively.

5. Taxes Receivable

The Company has filed with the Canada Revenue Agency ("CRA") a Goods and Services Tax ("GST") return to claim the GST paid on Canadian expenses paid between September 21, 2024 (date of registration) and up to April 10, 2025, when the Company continued from the jurisdiction of British Columbia, Canada to a newly incorporated Nevada corporation and no longer qualified for claiming any GST paid.  The outstanding amount due at April 30, 2026, and October 31, 2025, was $0 and $3,037, respectively.

6. Convertible Note Receivable

On May 14, 2025, the Company entered into a Memorandum of Understanding (the "MOU") with a private company (the "Target Company"), related to the potential acquisition of 100% of the assets of the Target Company. Although the general terms of the MOU were non-binding, the Company agreed to provide specific financing under terms that were binding for both parties. The Company entered into a convertible note receivable with the Target Company for an amount up to $87,500.  The convertible note accrues interest at 8% and has a maturity date of six months from the earlier of when the Company agrees to terminate the MOU or August 22, 2025.  If the closing date of the acquisition occurs prior to the maturity date, all amounts owed will be forgiven and no amounts will remain due.  If the note matures prior to an acquisition occurring or due to the termination of the MOU, on the maturity date the outstanding amount must either be paid by the Target Company or the Company, at its discretion, can convert all of the outstanding principle and interest into Series Seed Preferred Stock of the Target Company at a price of $3.6905 per share.  On October 10, 2025, the Target Company and the Company mutually agreed to not extend and terminate an MOU and conclude any further acquisition negotiations, and the Company exercised its option to convert all principal and interest into shares under the terms of the Convertible Debenture.  As of October 31, 2025, $71,326 was outstanding under the note. On March 24, 2026, the Target Company converted the note along with interest for a total value of $71,328 and issued 19,327 shares of the Target company valued at $3.69 per share.  The Company is accounting for the investment at cost less impairment (See Note 2). As of April 30, 2026, the Company has not recorded any impairment.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7. Patent

Patent Assignment Agreement with University of British Columbia ("UBC")

On November 20, 2023, the Company entered into a Patent Assignment Agreement ("PAA") with UBC.  Under the terms of the agreement, UBC agrees to transfer, sell and assign to the Company all of UBC's right, title and interest in and to the Patents.  However, the PAA will not be released to the Company until the Company has paid UBC $40,060 ($50,000 CAD) for expenses incurred and also fully pay the loan amount of $98,117 ($136,539 CAD) from the Loan Agreement entered into by both parties on November 20, 2023 (see Note 8).  Until that time, the PAA will be held in escrow until no later than November 20, 2027.  Should the Company fail to fully settle both payments on or before November 20, 2027, the PAA will not be released and will be destroyed.

The Company fully paid the loan and all interest due on March 4, 2025. The Patent Assignment was completed on April 7, 2025.

The total capitalized costs less amortization as of April 30, 2026 and October 31, 2025 was $163,949 and $176,884, respectively.

The patent has an expiration date of February 3, 2036.  Amortization expense for the six months ended April 30, 2026, and 2025 was $12,935 and $1,133, respectively.  Accumulated amortization as of April 30, 2026 and October 31, 2025, was $22,754 and $9,819, respectively.

8. Debt

Loan Agreement with University of British Columbia ("UBC")

In connection with the purchase of the patent, on November 20, 2023, the Company entered into a loan agreement with UBC.  The loan was for $136,539 CAD, bearing interest at 15%, and had a maturity date of November 20, 2026.  There are no required payments under the loan, as the full amount was due upon maturity.

As of October 31, 2024, the outstanding principal was $98,117 ($136,539 CAD).

On March 4, 2025, the Company paid UBC a total of $148,037 ($213,795 CAD) in settlement of the PAA.  The settlement included interest of $27,256 CAD and an accounts payable of $50,000 CAD.

Interest expense was $0 and $1,383 during the three months ended April 30, 2026, and 2025, respectively. For the six months ended April 30, 2026, and 2025, interest expense totaled $0 and $4,993, respectively.

9. Commitments and Contingencies

Lease Commitment

During the three months ended April 30, 2026, the Company entered into a 24-month licence agreement commencing May 1, 2026, with monthly base lease fees of approximately $5,016 (comprised of $769 for office space and $4,246 for lab space), plus applicable operating costs and taxes, payable monthly in advance, with a one-month rent-free early access period prior to commencement and two additional base rent "holiday" months (one in each lease year) during which no base rent is payable.

As the lease had not commenced as of April 30, 2026, no right-of-use asset or lease liability has been recognized in the accompanying unaudited condensed financial statements. The Company will recognize the lease upon commencement in accordance with ASC 842.

In connection with the execution of the lease agreement, the Company paid a security deposit of $18,475. A portion of the deposit will be applied toward rental payments of $6,158 within the first twelve months following lease commencement, with the remaining balance of $12,317, which includes the last month lease payment and a refundable security deposit upon expiration of the lease term, subject to the terms of the agreement.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9. Commitments and Contingencies

Lease Commitment (cont'd)

As of April 30, 2026, the Company has classified the portion expected to be applied to rent within prepaid expenses, with the remaining balance included in other non-current assets in the accompanying unaudited condensed balance sheet.

10. Related Party Transactions

Founder and Former CEO

The Founder and then Chief Executive Officer ("CEO") made non-interest bearing advances to the Company with no specific terms of repayment that are due on demand. The outstanding amounts as of April 30, 2026, and October 31, 2025, were $3,722 and $3,722, respectively. These are disclosed as due to shareholder on the unaudited condensed balance sheets.

Director 1 (Former)

The Company entered into a consulting agreement with a company of which Director 1 controls in October 2023. In accordance with the agreement, it was agreed to provide consulting services, including but not limited to, provide the Company with corporate management services, (ii) provide the Company with introductions to certain entities which could form strategic alliances or partnerships with the Company, including assisting with negotiations with respect to any such alliance or partnership, and (iii) assist the Company with strategic planning and, Director 1 received a monthly fee of $7,500 and could earn discretionary performance-based bonuses. This agreement was in effect through March 2025. Effective April 2025, the Company entered into a new consulting agreement with Director 1, which had an indefinite term, and increased the monthly fee of $10,000.

Director 1 earned certain discretionary bonuses in the form of shares and warrants during the six months ended April 30, 2025.

During the six months ended April 30, 2025, Director 1 was granted 82,500 shares and 82,500 warrants. The shares vested immediately and had a fair value of $66,000. The warrants vested immediately, had an exercise price of $0.80 and a life of two years. The fair value of the warrants was $26,686. The share-based compensation expense for the six months ended April 30, 2025 was $92,686.

The total expense, exclusive of the share-based compensation, was $25,000 and $113,500 during the three and six months ended April 30, 2025. These expenses are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.  As of April 30, 2025, $10,000 was reported as unpaid.

On June 5, 2025, the Company and Director 1 entered into a consulting service agreement for 1,000,000 Performance Warrants. The warrants have an exercise price of $0.001 and a term of 5 years. The milestones are as follows:

1. Milestone 1 - 250,000 Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA. The grant date fair value of these warrants was $99,778. This milestone was successfully achieved on July 8, 2025.  The fair value of these warrants is expensed over the expected vesting term. No expense was recorded during the three and six months ended April 30, 2026, and 2025.

2. Milestone 2 - 250,000 Warrants shall vest upon the Company listing its shares of common stock on The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America. The grant date fair value of these warrants was $99,782. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. No expense was recorded during the three and six months ended April 30, 2026. This milestone was achieved on May 21, 2026, see subsequent event note.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related Party Transactions (cont'd)

Director 1 (Former) (cont'd)

3. Milestone 3 - 250,000 Warrants shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. The grant date fair value of these warrants was $99,783. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. No expense was recorded during the three and six months ended April 30, 2026.

4. Milestone 4 - 250,000 Warrants shall vest upon the Company submitting a 510(k) application to the FDA. The grant date fair value of these warrants was $99,782. The Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of April 30, 2026, the Company anticipates that this will now occur on February 28, 2027. The expense for the three and six months ended April 30, 2026, was $11,362 and $23,107, respectively, and are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

On October 23, 2025, Director 1 resigned from the board and the consulting agreement with the company of which Director 1 is a director was mutually terminated.

On November 4, 2025, the Company and former Director 1 reached a separation agreement wherein a one-time lump sum payment of $50,000 was paid to the company in which the former director is a director.  It was also agreed that the options previously granted to the former director on June 9, 2025, would continue to maintain the original expiry date of June 8, 2030, rather than expiring 90 days following termination or resignation or January 31, 2026. The full $50,000 of this expense was incurred during the six months ended April 30 2026, and is included within management and director's salaries and fees on the unaudited condensed interim statements of operations.

Director 2

The Company entered into a consulting agreement with Director 2 in October 2023. In accordance with the agreement, it was agreed to provide consulting services, including but not limited to, provide the Company with corporate management services, provide the Company with introductions to certain entities which could form strategic alliances or partnerships with the Company, including assisting with negotiations with respect to any such alliance or partnership, and assist the Company with strategic planning and, Director 2 received a monthly fee of $7,500 and could earn discretionary performance-based bonuses. The agreement was in effect through February 2025.

Effective March 2025, the Company entered into a new consulting agreement with Director 2, which had an indefinite term, and increased the monthly fee of $10,000.  On November 1, 2025, this amount was revised to $9,900 per month. On December 14, 2025, Director 2 and the Company agreed to mutually terminate the consulting agreement.

The total expense incurred in connection with these agreements was $19,800 and $27,500 during the three months ended April 30, 2026, and 2025, respectively.  For the six months ended April 30, 2026, and 2025 the total expense incurred equalled $19,800 and $50,000, respectively.  These expenses are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

On December 15, 2025, the board agreement between Director 2 and the Company was revised.  Effective January 1, 2026, the Director was entitled to quarterly compensation of $45,000 to be paid in monthly instalments of $15,000.  For the three and six months ended April 30, 2026, a total of $45,000 and $60,000, respectively, is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

As of April 30, 2026, and 2025, $0 and $72,390, respectively, remained unpaid.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related Party Transactions (cont'd)

Director 2 (cont'd)

On June 5, 2025, the Company and Director 1 entered into a consulting service agreement for 1,000,000 Performance Warrants. The warrants have an exercise price of $0.001 and a term of 5 years. The milestones are as follows:

1. Milestone 1 - 250,000 Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA. The grant date fair value of these warrants was $99,778. This milestone was successfully achieved on July 8, 2025.  The fair value of these warrants is expensed over the expected vesting term. No expense was recorded during the three and six months ended April 30, 2026 and 2025.

2. Milestone 2 - 250,000 Warrants shall vest upon the Company listing its shares of common stock on The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America. The grant date fair value of these warrants was $99,782. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. No expense was recorded during the six months ended April 30, 2026. Milestone 2 was achieved on May 21, 2026, see subsequent event note.

3. Milestone 3 - 250,000 Warrants shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. The grant date fair value of these warrants was $99,783. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. No expense was recorded during the six months ended April 30, 2026.

4. Milestone 4 - 250,000 Warrants shall vest upon the Company submitting a 510(k) application to the FDA. The grant date fair value of these warrants was $99,782. The Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of April 30, 2026, the Company anticipates that this will now occur on February 28, 2027. The expense for the three and six months ended April 30, 2026, was $11,362 and $23,107, respectively, and are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Director 3 and former CEO (May to October 2025)

The Company entered into a consulting agreement with Director 3 in May 2025 to serve as the CEO. In accordance with the agreement, through a company that Director 3 controls, he would provide services related to his role as CEO, including but not limited to, the overall business strategy, identify and develop relationships with strategic business partners and provide oversight of the overall day-to-day business activities and received a monthly fee of $12,500. The agreement had an indefinite term.

For the three months ended April 30, 2026, and 2025, the Company incurred, $37,500 and $0, respectively.  For the six months ended April 30, 2026, and 2025, the total expense was $75,000 and $0, respectively.  The expense is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

During the six months ended April 30, 2026, Director 3 earned a one-time incentive payment of $100,000 in recognition of their efforts to date in helping the Company achieve its short-term goals and building to achieve its longer-term goals.

As of April 30, 2026, and 2025, $0 remained unpaid.

On June 5, 2025, the Company and Director 3 entered into a consulting service agreement for 2,000,000 Performance Warrants. The warrants have an exercise price of $0.001 and a term of 5 years. The milestones are as follows:

1. Milestone 1 - 500,000 Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA. The grant date fair value of these warrants was $199,555. This milestone was successfully achieved on July 8, 2025. The fair value of these warrants is expensed over the expected vesting term. No expense was recorded during the three and six months ended April 30, 2026, and 2025.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related Party Transactions (cont'd)

Director 3 and former CEO (May to October 2025)

2. Milestone 2 - 500,000 Warrants shall vest upon the Company listing its shares of common stock on The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America. The grant date fair value of these warrants was $199,563. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. No expense was recorded during the six months ended April 30, 2026.  This milestone was achieved on May 21, 2026, see subsequent event note.

3. Milestone 3 - 500,000 Warrants shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. The grant date fair value of these warrants was $199,566. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. No expense was recorded during the six months ended April 30, 2026.

4. Milestone 4 - 500,000 Warrants shall vest upon the Company submitting a 510(k) application to the FDA. The grant date fair value of these warrants was $199,563. The Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of April 30, 2026, the Company anticipates that this will now occur on February 28, 2027. The expense for the three and six months ended April 30, 2026, was $22,724 and $46,213, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

The CEO resigned October 22, 2025, and continued as a non-executive Director.

Effective November 1, 2025, Director 3 entered into a board agreement to serve on the Company's board of directors for an indefinite term. In connection with this agreement, Director 3 is entitled to a $15,000 quarterly directors' fee. During the three and six months ended April 30, 2026, the total expense incurred in connection with this agreement was $15,000 and $30,000, respectively and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations

As of April 30, 2026, $0 remained unpaid.

In December 2025, Director 3 exercised 500,000 of their vested milestone warrants for gross proceeds of $500.

CMO, former Director 4 and former President

The Company entered into a consulting agreement with a company that Director 4 controls in April 2025 to serve as the Chief Medical Officer ("CMO"). In accordance with the agreement, Director 4 would provide services, including but not limited to, strategic direction, scientific support, business development support, research programs, budgeting, and medical affairs and received a monthly fee of $10,000. The agreement was in effect through October 2025.

For the six months ended April 30, 2025, an expense of $10,000 was incurred and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.  As of April 30, 2025, $10,000 was reported as unpaid and included within accounts payable and accrued liabilities - related parties on the unaudited condensed balance sheets as of April 30, 2025.

On April 1, 2025, the Company granted the CMO 100,000 stock options with an exercise price of $0.40, that vest 6 months from the effective date of their service agreement or from April 1, 2025, and have a 24-month expiry date from the grant date or April 1, 2027.  The fair value of the stock options granted was determined to be $57,527.  In connection with these options, $9,116 in stock compensation was recognized during the three and six months ended April 30, 2026, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related Party Transactions (cont'd)

CMO, former Director 4 and former President (cont'd)

On October 15, 2025, the CMO became a full-time employee and agreed to a remuneration package of an annual salary of $240,000 or $20,000 per month, along with an inducement signing bonus of $35,000 and, when available, access to a Company benefits plan.  Since February 1, 2026, the CFO is now enrolled in a Company benefit plan for Canadian employees.  Until that plan is in place it was agreed to pay the CMO an additional monthly stipend of $3,000 for medical coverage.  Additionally, the CMO was granted shares of the Company equaling 0.5% of the common shares of the Company on an issued and outstanding basis at the time of the effective date of the employment agreement, to be immediately vested.  On October 15, 2025, this represented a total of 87,861 common shares with a fair value of $2.00 per share or a total of $175,723.

On October 22, 2025, he resigned from his role as President and Director, while maintaining his position as CMO.

As at October 31, 2025, the Company recognized wages payable of $45,000 on the condensed balance sheets.

Director 5

On May 14, 2025, a new Director 5 was appointed to the Company's board of directors.

On October 23, 2025, Director 5 entered into a new board agreement with the Company. The agreement has an effective date of October 23, 2025, an indefinite term, and beginning November 2025, entitles the Director to quarterly compensation of $15,000 to be paid in common shares, based on the price of the Company's most recent financing at the time.  For the three and six months ended April 30, 2026, a total expense of $15,000 and $30,000, respectively, had been incurred and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.  As of April 30, 2026, $15,000 due for the quarter was reported under liabilities to be settled with shares on the unaudited condensed balance sheet.

On November 1, 2025, Director 5 entered into a new medical advisory agreement. In accordance with the agreement, the director will be compensated monthly $9,900 which will be paid through issuance of common shares based on the most recent financing at the time of issuance, and or if the Company is publicly traded the 20-day volume weighted average pricing of common shares immediately prior to the payment date.  Additionally, should the medical advisor be directly responsible for a referral or introduction to a third party that makes an investment in the Company, or its assets, or acquires all or portion of the Company's assets the Director will be entitled to a fee equal to 2.5% of the value of the transaction, to a maximum of $5,000,000. This fee can be paid either in shares or cash, at the discretion of the director.  The agreement had an indefinite term. For the three and six months ended April 30, 2026, a total expense of $29,700 and $59,400, respectively, had been incurred and is included in consulting on the unaudited condensed interim statements of operations.  As of April 30, 2026, $29,700 was reported under liabilities to be settled with shares on the unaudited condensed balance sheet.

On March 17, 2026, the Company issued 19,434 shares at a price of $2.30 per share to Director 5 in settlement of fees owed related to their advisory and director's agreements.

As at April 30, 2026, a total of $44,700 was included in liabilities to be settled in shares on the unaudited condensed balance sheet of the same date.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related Party Transactions (cont'd)

CEO, President and Director 6

On October 15, 2025, the new CEO became a full-time employee and agreed to a remuneration package of an annual salary of $300,000 or $25,000 per month and, when available, access to a Company benefits plan.  Until that plan is in place it was agreed to pay the CEO an additional monthly stipend of $2,000 for medical coverage.  Since January 1, 2026, the CEO is now enrolled in a Company benefit plan. Additionally, the CEO was granted shares of the Company up to 2.5% of the common shares of the Company on an issued and outstanding basis at the time of the effective date of the employment agreement. This amounted to a total of 439,306 shares granted with a fair value of $878,612. Of these shares, 0.5% (87,861) will vest immediately on the effective date of this agreement and then 0.5% (87,861) will vest each year for four (4) years on the anniversary date of this agreement.

For the three and six months ended April 30, 2026, the Company expensed $105,289 and $197,547, respectively, as part of the management and directors' salaries and fees on the unaudited condensed interim statements of operations relating to these shares. As of April 30, 2026, there is potential future unrecognized expense of $505,347.

As of October 31, 2025, the Company recognized wages payable of $15,000 on the condensed balance sheets.

CFO

The Company entered into a consulting agreement with a company that is controlled by the Chief Financial Officer ("CFO") in November 2023. In accordance with the agreement, it was agreed that in addition to fulfilling the responsibilities of the Company's CFO, additional services would include, but are not limited to, oversight of all accounting matters, bookkeeping services and general day-to-day operations and the CFO received minimum monthly compensation of $1,500. This agreement was in effect through January 2025. Effective February 2025, the Company entered into a new consulting agreement with the CFO, which had an indefinite term, and increased the minimum monthly compensation to $4,000.

The total expense incurred in connection with these agreements was $0 and $11,200 during the three months ended April 30, 2026, and 2025, respectively. For the six months ended April 30, 2026, and 2025, a total expense of $0 and $17,500, respectively were incurred. These expenses are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

As of April 30, 2026, and October 31, 2025, $400 and $0, respectively, were unpaid to a company that is controlled by the CFO and that provides bookkeeping services to the Company and are included in accounts payable and accrued liabilities - related party in the unaudited condensed balance sheets.

During the three months ended January 31, 2025, the Company converted outstanding payables of $10,875 owed to the CFO into 13,594 shares with a fair value of $640. This resulted in a gain on conversion of $10,235. This is included within gain on conversion of payables on the unaudited condensed interim statements of operations.

On October 15, 2025, the CFO became a part-time employee and agreed to a remuneration of a maximum annual salary of $216,000 or $18,000 per month.  At the time of agreeing to this employment agreement, the CFO was committing an estimate one-third of his time.  Additionally, the CFO was granted shares of the Company equaling 0.25% of the common shares of the Company on an issued and outstanding basis at the time of the effective date of the employment agreement, to be immediately vested.  On October 15, 2025, this represented a total of 43,931 common shares with a fair value of $2.00 per share or a total of $87,861.  Since January 1, 2026, the CFO has been committed to a full-time schedule. Since February 1, 2026, the CFO is now enrolled in a Company benefit plan for Canadian employees.

As of October 31, 2025, the Company recognized wages payable of $6,000 on the condensed balance sheets.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related Party Transactions (cont'd)

CSO

The Company entered into a consulting agreement with this consultant in May 2025 to serve as the Chief Science Officer ("CSO"). In accordance with the agreement, the CSO agreed to provide services, including but not limited to, advancing the Company's core biomaterial technology, building the Company's future product pipeline, develop, test, and expand the applications of the Company's proprietary collagen-based platform across multiple medical and surgical markets.  The CSO received a monthly fee of $10,000. The agreement had an indefinite term.

For the six months ended April 30, 2026, the Company expensed $4,676 as part of the management and directors' salaries and fees on the unaudited condensed interim statements of operations related to the value of the options granted and now vested.

On June 9, 2025, the Company granted to the CSO, 50,000 stock options with an exercise price of $0.40 and that vest 12 months from the grant date. The fair value of the stock options granted was determined to be $18,553. During the three and six months ended April 30, 2026, the Company expensed $4,524 and $9,200, respectively, as part of the management and directors' salaries and fees on the unaudited condensed statements of operations related to the value of the options granted and now vested. The remaining balance of $2,033 will be expensed as they vest in the coming months.

On October 15, 2025, the CSO became a full-time employee and agreed to a remuneration package of an annual salary of $240,000 or $20,000 per month and, when available, access to a Company benefits plan. Since January 1, 2026, the CSO is now enrolled in a Company benefit plan. Additionally, the CSO was granted shares of the Company equaling 0.5% of the common shares of the Company on an issued and outstanding basis at the time of the effective date of the employment agreement, to be immediately vested.  On October 15, 2025, this represented a total of 87,861 common shares with a fair value of $2.00 per share or a total of $175,723.

As at October 31, 2025, the Company recognized wages payable of $10,000 on the condensed balance sheets.

Director 7

On October 23, 2025, the Company appointed a new director to the board of directors, Director 7. The agreement has an effective date of October 23, 2025, an indefinite term, and beginning November 2025, entitles the Director to quarterly compensation of $15,000.

On October 28, 2025, a company to which Director 7 is related, subscribed to purchase 869,566 common shares of the Company at $2.30 per share for a total investment of $2,000,001.

During the three and six months ended April 30 2026, the total expense incurred in connection with the board agreement was $15,000 and $30,000, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations. As of April 30, 2026, $15,000 remains unpaid, and is included within accounts payable and accrued liabilities - related parties on the unaudited condensed balance sheets.

On December 1, 2025, the Company entered into a consulting agreement with a company to which Director 7 is related. The agreement had a total contract amount of $100,000. Per the agreement, $25,000 was due up front, with monthly payments of $6,818 to be made through the remaining 11-month term of the agreement. During the three and six months ended April 30, 2026, the Company expensed $25,000 and $41,667, respectively, in connection with this agreement and is included within consulting on the unaudited condensed interim statements of operations. As of April 30, 2026, $17,424 is included within prepaid expenses on the unaudited condensed balance sheet.

In January 2026, a company to which Director 7 is related subscribed to purchase 352,174 common shares of the Company at $2.30 per share for a total investment of $810,000.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Related party transactions (cont'd)

Director 7 (cont'd)

In March 2026, a company to which Director 7 is related subscribed to purchase 262,500 common shares of the Company at $4.00 per share for a total investment of $1,050,000.

Director 8

Effective November 1, 2025, the Company appointed a new director to the board of directors, Director 8. The agreement has an effective date of October 31, 2025, an indefinite term, and beginning November 2025, entitles the Director to quarterly compensation of $15,000. During the three and six months ended April 30, 2026, the total expense incurred in connection with this agreement was $15,000 and $30,000 respectively.

In November 2025, a company controlled by Director 8 subscribed to purchase 10,869 common shares of the Company at $2.30 per share for a total investment of $24,999.

As of April 30, 2026, $15,000 was unpaid and reported as accounts payable - related parties on the unaudited condensed balance sheet as of April 30, 2026.

11. Share capital

Private Placements - Non-brokered

The Company closed several non-brokered private placements in December 2024 and January 2025. The private placements consisted of units which were comprised of 1 share of common stock and 1 warrant. The warrants vested immediately, have a two-year life, and an exercise price equal to the price of the unit in the private placement. The price of the units of the private placements was $0.80. The Company issued a total of 687,500 shares for total proceeds of $550,000.

The Company closed a non-brokered private placement in May 2025. The private placement consisted of units which were comprised of 1 share of common stock and 1 warrant. The warrants vested immediately, have a two-year life, and an exercise price equal to the price of the unit in the private placement. The price of the units of the private placements was $0.40. The Company issued a total of 3,750,000 shares for total proceeds of $1,500,000.  During the year ended October 31, 2025, in connection with the private placements the Company incurred costs of $31,587.

On October 23, 2025, the Company received board approval, to open a non-brokered private placement of up to $10,000,000, offering shares at a price of $2.30 per share.  On October 28, 2025, the Company closed the first tranche and issued 891,306 shares for total proceeds of $2,050,004.  During this private placement, the Company issued 869,566 shares for total proceeds of $2,000,002, to a company to which a member of the board of directors is related.

On November 12, 2025, the Company closed the second tranche of the non-brokered private placement and issued 87,956 shares for total proceeds of $202,299. The Company incurred $7,000 of offering costs in connection with this non-brokered private placement. During this private placement, the Company issued 10,869 common shares of the Company at $4.00 per share for a total investment of $24,999 to a company to which a member of the board of directors is related

On January 26, 2026, the Company closed the third and final tranche of the non-brokered private placement and issued 352,174 shares for total proceeds of $810,000 to a company to which a member of the board of directors is related

On January 20, 2026, the Company received board approval, to open a non-brokered private placement of up to $5,000,000, offering shares at a price of $4.00 per share.  On March 23, 2026, the Company closed the non-brokered private placement and issued 486,970 shares at a price of $4.00 per share for total proceeds of $1,947,880.  The Company incurred $9,828 of offering costs in connection with this non-brokered private placement.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Share capital (cont'd)

Private Placements - Brokered

On July 31, 2025, the Company filed with the Securities and Exchange Commission ("SEC") a Regulation Crowdfunding ("Reg CF") to raise up to $5,000,000 at a price of $2.00 per common share of the Company.

On September 2, 2025, the first tranche of the raise was closed with total gross proceeds of $2,726,303, representing a commitment of the Company to issue 1,363,151 common shares.  After associated fees and costs of $278,364, the net amount of $2,447,938 was advanced to the Company.

On September 18, 2025, a second tranche of the raise was closed with total gross proceeds of $1,969,970, representing a commitment of the Company to issue 984,985 common shares.  After associated fees and costs of $200,100, the net amount of $1,769,860 was advanced to the Company.

On October 7, 2025, the third and final tranche of the raise was closed with total gross proceeds of $303,652, representing a commitment of the Company to issue 151,826 common shares.  After associated fees and costs of $31,299, the net amount of $272,353 was advanced to the Company.  With the close of this final tranche, the Company issued a total of 2,499,962 common shares with total gross proceeds equaling $4,999,925 less total issuance costs of $509,773 for a net amount received of $4,490,152.

In connection with these raises the Company also issued 49,999 shares of common stock to the broker with a fair value of $99,998.

The fair value of the warrants issued in the private placements during the six months ended April 30, 2026, and the year ended October 31, 2025, was determined using the following Black-Scholes Pricing model assumptions:

	April 30, 2026	October 31, 2025
Share price	-	$0.80
Exercise price	-	$0.40 - $0.80
Expected life	-	2.00 - 3.00 years
Volatility	-	102.64% to 122.96%
Risk-free interest Rate	-	3.69% - 4.31%

Shares Issued for Services

On May 8, 2025, the Company entered into a service agreement in which it was agreed that the consultant would provide advisory and consultancy services related to the Company's Form C disclosure documents required for a planned Regulation Crowdfunding ("Reg CF") offering, advising the Company on marketing, organizational and financial issues and business development.  The agreement was for a twelve (12) month period from its effective date of May 8, 2025, and includes a one-time cash payment of $75,000 as a retainer to be expensed monthly over the term of the agreement and is included in the consulting expense on the unaudited condensed interim statements of operations.  As of October 31, 2025, a balance of $37,500 remained outstanding and was included in the prepaid expenses on the condensed balance sheets. In addition to performing the defined services, the vendor was to make a one-time purchase of 1,200,000 shares of the Company's common stock at a price of $0.001 per share for gross proceeds of $1,200 which is accounted for as a reduction of the fair value of the shares issued.  The fair value of the shares was determined to be $480,000, which, net of the $1,200, is to be expensed over the term of the agreement. As of October 31, 2025, $247,927 was included in prepaid expenses on the condensed balance sheet.  During the three and six months ended April, 2026, a total of $117,041 and $238,721, respectively, was expensed as consulting fees on the unaudited condensed interim statements of operations and a balance of $9,206 remained in prepaid expense as at April 30, 2026.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Share capital (cont'd)

Shares Issued for Services (cont'd)

On June 27, 2025, the Company granted 150,000 Restricted Share Units ("RSUs") to an advisor, having a fair value of $121,091.  The RSUs vested immediately and were expensed as consulting expense.  The RSUs may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, other than under specific circumstances as defined in the Restricted Share Unit Awards Agreement.

During the six months ended April 30, 2025, Director 1 received 82,500 shares of common stock for a fair value of $66,000 as disclosed in Note 10 - Related Party Transactions.  The stock vested immediately and $66,000 was expensed and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

In May 2025, the Company also issued 416,667 shares of common stock to a consultant for a fair value of $166,667, which was expensed over the 24-month term of the agreement. As of October 31, 2025, $126,484 is included in prepaid expenses in the condensed balance sheets. During the three and six months ended April 30, 2026, a total of $20,320 and $41,553 was expensed as consulting fees on the unaudited condensed interim statements of operations and a balance of $84,931 remained in prepaid expense as at April 30, 2026.

In May 2025, the Company also issued 442,514 shares of common stock to employees and a Director of the Company as part of their employment and board of director's agreements with a fair value of $885,028.  The terms of these agreements were indefinite and the shares vested immediately.

On March 17, 2026, the Company issued 19,434 shares at a price of $2.30 per share to a director in settlement of fees owed related to their consulting and director's agreements.  The Company recorded a settlement value of $44,698 for the shares issued.

Shares Issued for Conversion of Payables

During the six months ended April 30, 2025, the Company issued 207,594 shares of common stock with a fair value of $122,898 to settle outstanding payables. These transactions resulted in a gain on conversion of payables of $43,176.

Warrants

Warrants Issued for Services

On January 21, 2025, the Company issued 82,500 warrants to Director 1 for a fair value of $26,686. The warrants vested immediately. During the three and six months ended April 30, 2025, an expense of $26,686 was incurred and was included within management and directors' salaries and fee on the unaudited condensed interim statements of operations.

On June 5, 2025, the Company granted milestone warrants to three Directors.  The milestones were defined as follows:

1. Milestone 1 - One quarter of the warrants granted Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA.  Milestone achieved July 8, 2025.

2. Milestone 2 - Second quarter of the warrants granted shall vest upon the Company listing its shares of common stock in The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America.  Milestone achieved May 21, 2026.

3. Milestone 3 - Third quarter of the warrants granted shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed.

4. Milestone 4 - Fourth and final quarter if the warrants granted shall vest upon the Company submitting a 510(k) application to the FDA.

On July 8, 2025, the first milestone was achieved, and the Company recorded a total expense of $399,111 within management and directors' salaries and fees on the unaudited condensed interim statements of operations during the year ended October 31, 2025.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Share capital (cont'd)

Warrants (cont'd)

Warrants Issued for Services (cont'd)

The expense for the second and third milestones will be recognized on the date the milestone is met.  On May 21, 2026, the second milestone was achieved, see subsequent event note.

For the fourth milestone, the Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of April 30, 2026, the Company anticipates that this will now occur on February 28, 2027. The expense for the three and six months ended April 30, 2026, was $45,448 and $92,427, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations. See Note 10 - Related Party Transactions for details.

In May 2025, the Company issued 416,667 warrants with a fair value of $102,912 to a consultant for a 24-month consulting agreement. As of October 31, 2025, $78,100 was reported as a prepaid expense on the condensed balance sheet. During the three and six months ended April 30, 2026, a total of $13,337 and $25,655, respectively, was expensed as consulting fees on the unaudited condensed interim statements of operations and a balance of $52,445 remained in prepaid expense as of April 30, 2026.

On December 23, 2025, a Director of the Company, exercised 500,000 milestone warrants for a total amount of proceeds of $500.  The Company issued 500,000 common shares in connection with the warrant exercise.

The fair value of the warrants issued as compensation during the six months ended April 30, 2026, and the year ended October 31, 2025, was determined using the following Black-Scholes Pricing model assumptions:

	April 30, 2026	October 31, 2025
Share price	-	$0.40 - $0.80
Exercise price	-	$0.001 - $0.80
Expected life	-	1.00 - 3.15 years
Volatility	-	105.57% to 139.13%
Risk-free interest Rate	-	3.90% - 4.19%

The stock price in the model was based on the methodology disclosed in Note 3, the volatility was based on the historical volatility of comparable public companies, and the expected term is determined using the Simplified Method.

Warrants Incentive Program

On October 1, 2025, the Board of Directors approved a Warrant Exercise Incentive Program (the "Incentive Program"), inviting current warrant holders to exercise their warrants early at the existing exercise price and if they choose to do so, they are then entitled to subscribe for a new full warrant for each warrant exercised, with a purchase price of $0.001, a 36-month expiry date and an exercise price of $2.30.  The initial expiry date of the Incentive Program was December 31, 2025, however, on December 15, 2025, the Board agreed to extend the expiry date of the Incentive Program to April 30, 2026.

On February 11, 2026, under the Company Incentive Program, an initial group of warrant holders exercised 563,573 warrants for a total amount of proceeds of $427,928 and purchased 563,573 new warrants at $0.001 for an additional $564 for the new warrants. The fair value of the new warrants was calculated as $692,534.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Share capital (cont'd)

Warrants (cont'd)

Warrants Incentive Program (cont'd)

The fair value of the warrants issued under the incentive program during the six months ended April 30, 2026 was determined using the following Black-Scholes Pricing model assumptions:

April 30, 2026
Share price	$2.30
Exercise price	$2.30
Expected life	3.0 years
Volatility	79.42%
Risk-free interest Rate	3.5%

The stock price in the model was based on the methodology disclosed in Note 3, the volatility was based on the historical volatility of comparable public companies, and the expected term is determined using the Simplified Method.

A summary of common stock warrant activity during the six months ended April 30, 2026, and the year ended October 31, 2025, is as follows:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining contractual life	Aggregate intrinsic value
Outstanding at November 1, 2024	796,559	0.75	-	-
Granted	8,936,667	0.26	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding at October 31, 2025	9,733,226	0.30	3.12	19,505,021
Granted	563,573	2.30	-	-
Exercised	1,063,573	0.40	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding at April 30, 2026	9,233,226	0.41	2.71	33,183,795
Exercisable at April 30, 2026	6,233,226	0.60	2.04	21,186,795

As at April 30, 2026, there remained an unrecognized stock-based compensation expense for the unvested warrants of $155,236 excluding milestones 2 and 3.

Options

On June 7, 2025, the Company approved a Stock Incentive Plan (the "Plan") and Stock-Based Compensation Agreement.  The Plan allows for a maximum of 3,000,000 common shares to be granted under the Plan.

Options Issued for Services

On November 1, 2025, a total of 10,000 stock options were granted to an employee with a total fair value of $17,087, the options will vest 12 months from the grant date, the exercise price is $2.30 per share and will expire on November 1, 2030.  For the three and six months ended April 30, 2026, the Company recognized under Management and directors' salaries and fees - related parties on the unaudited condensed interim statements of operations related to the value of the options granted and now vested, $4,273 and $8,545, respectively.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Share capital (cont'd)

Options (cont'd)

Options Issued for Services (cont'd)

On February 9, 2026, a total of 200,000 stock options were granted, in allotments of 50,000 each, to a consultant and three advisors with a total fair value of $302,000.  Twenty-five percent of the options will vest every three months, the exercise price is $2.30 per share, and the expiration date is February 9, 2031.  For the three and six months ended April 30, 2026, the Company recognized under management and directors' salaries and fees on the unaudited condensed interim statements of operations related to the value of the options granted and now vested, $0 and $66,192, respectively.

The fair value of the stock options during the six months ended April 30, 2026, and the year ended October 31, 2025, was determined using the following weighted average Black-Scholes Option Pricing model assumptions:

	April 30, 2026	October 31, 2025
Share price	$2.30	$0.40 - $1.01
Exercise price	$2.30	$0.40 - $0.80
Expected life	5.00 years	0.50 - 3.00 years
Volatility	79.40% - 129.44%	124.45% - 170.85%
Risk-free interest Rate	3.50% - 3.56%	3.72% - 4.23%

The stock price in the model was based on the methodology disclosed in Note 3, the volatility was based on the historical volatility of comparable public companies, and the expected term is determined using the Simplified Method.

A summary of common stock options activity during the six months ended April 30, 2026, and the year ended October 31, 2025, is as follows.

	Number of options	Weighted Average exercise price	Weighted Average remaining contractual life	Aggregate intrinsic value
Outstanding, November 1, 2024	-	-	-	-
Granted	675,000	$0.61	3.22	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding, October 31, 2025	675,000	$0.61	3.22	-
Granted	210,000	$2.30	4.77	-
Exercised	-	-	-	-
Cancelled or forfeited	150,000	$0.80	-	-
Outstanding, April 30, 2026	735,000	$1.05	3.88	2,167,000
Exercisable, April 30, 2026	425,000	$0.54	3.38	1,470,000

As of April 30, 2026, there remained an unrecognized stock-based compensation expense for the unvested options of $270,760.

12. Subsequent Events

On May 12, 2026, the Company issued a total of 4,342,648 common shares and equivalent number of new warrants under the warrant Incentive Program for total proceeds of $1,968,360.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12. Subsequent Events (cont'd)

On May 14, 2026, the Company issued 11,175 shares at a fair value of $4.00 per share to settle liabilities with a director of the Company.  This liability of $44,700 had been reported as a liability to settle with shares on the unaudited condensed balance sheet as of April 30, 2026

On May 21, 2026, the Company began trading on the Nasdaq under symbol "CNXU".

On May 21, 2026, the achievement of the Nasdaq listing, constituted the fulfilment of Milestone 2 under the terms of the Milestone Performance Warrants.

On May 27, 2026, the Company mutually agreed to terminate, without penalty, a consulting agreement with a vendor for whom both shares and warrants had been issued as part of the service agreement.  The Company had recorded as prepaid expenses the fair value of these equity issuances. The early termination of this agreement will accelerate the prepaid expense of $137,377 in non-cash stock-based compensation to be fully expensed as on the date of the termination.

On May 22, 2026, a Director of the Company, exercised 500,000 milestone warrants for a total amount of proceeds of $500.  The Company issued 500,000 common shares in connection with the warrant exercise.

On May 22, 2026, the Company issued 70,000 common shares to a vendor as part of their service agreement.  The fair value of these shares was determined based on the Nasdaq closing price on May 21, 2026, of $13.50 per share.

On May 28, 2026, a former director of the Company, exercised 400,000 milestone warrants for a total amount of proceeds of $400.  The Company issued 400,000 common shares in connection with the warrant exercise.

On May 28, 2026, the Company issued 1,667 common shares to a vendor as part of their service agreement.  The fair value of these shares was determined based on the Nasdaq closing price on May 27, 2026, of $13.74 per share.

On June 4, 2026, the Company issued a total of 416,667 common shares and equivalent number of new warrants under the warrant Incentive Program for total proceeds of $167,083.

On June 8, 2026, a shareholder to whom milestone warrants had been transferred, exercised 100,000 milestone warrants for a total amount of proceeds of $100.  The Company issued the 100,000 common shares in connection with the warrant exercise on June 8, 2026.

On June 11, 2026, the board of directors, upon the recommendation of the nominating and corporate governance committee, approved an increase in the size of the board of directors from six (6) to nine (9) members.

On June 11, 2026, the board of directors, upon the recommendation of the nominating and corporate governance committee, approved the appointment of three new board members effective June 15, 2026.

On June 11, 2026, the board of directors, upon the recommendation of the compensation committee, agreed that effective June 15, 2026, the following changes to the compensation for board members will take effect.  All board members will be eligible for an annual cash compensation of $50,000, the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Stock Units, the number of shares will be determined based on the closing price on the grant date.  Twenty five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the “continuous service” conditions as defined in the board member’s agreement.

On June 11, 2026, the board of directors, upon the recommendation of the compensation committee, agreed that effective June 15, 2026, the following changes to the compensation for committee members will take effect. This compensation is in addition to the board member’s fees as previously disclosed. Nominating and Corporate Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500. Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000. Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

CONEXEU SCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12. Subsequent Events (cont'd)

On June 11, 2026, the board of directors, upon the recommendation of both the nominating and corporate governance and compensation committees, approved the appointment of a new Chief Commercial Officer (“CCO”) effective June 15, 2026, along with his associated compensation package.  This individual was previously an independent non-executive board member.  He will continue to serve on the board as a non-independent executive board member.  As part of his role as CCO, he will become a full-time employee, his annual salary is $270,000, additional incentives include, an annual discretionary bonus, a milestone equity award up to a maximum of 0.75% of the Company’s common shares on an issued and outstanding basis at the time of the equity grant, plus $37,500 upon the date of the completion of a financing of $20 million at a minimum of $150 million pre-money market capitalization. If the financing completed is a minimum of $15 million at a minimum of $150 million pre-money market capitalization, then then two-thirds of the $37,500 or $24,750 will be earned and paid out.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the related notes contained therein which have been prepared in accordance with US GAAP. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled "Risk Factors" and "Statements Regarding Forward-Looking Information" appearing elsewhere in this discussion and analysis. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, "Conexeu", "we", "us", "our", or the "Company" refers to Conexeu Sciences Inc.

Company Overview

We are an early-stage regenerative medicine company focused on the development of biomaterial-based technologies for tissue restoration in wound care and aesthetics applications.

Since inception, our activities have primarily consisted of research and development, advancing our device candidate, capital raising, organizational development, and activities required to prepare for operation as a publicly traded company. We have not generated any revenues to date and expect to continue to incur operating losses for the foreseeable future.

Subsequent to April 30, 2026, on May 21, 2026, our common stock commenced trading on the Nasdaq Capital Market under the symbol "CNXU" (see "Subsequent Events" and Note 12 to the unaudited condensed interim financial statements).

Our current operations are focused on advancing product development activities, including preparation for a planned 510(k) submission to the U.S. Food and Drug Administration.

Results of Operations

Three Months Ended April 30, 2026, Compared to Three Months Ended April 30, 2025

	Three months ended April 30,
	2026	2025	Change
Advertising and promotion	$9,256	$19,323	$(10,067)
Depreciation and amortization	11,422	3,401	8,021
Bank charges	3,644	926	2,718
Business development	85,712	56,337	29,375
Consulting	1,228,909	149,586	1,079,323
Filing fees	17,618	150	17,468
Insurance	4,148	-	4,148
Investor relations	1,085	-	1,085
Management and directors' salaries and fees	609,613	83,116	526,497
Office general and administrative	16,867	5,720	11,147
Professional fees	325,489	95,957	229,532
Research and development	66,605	42,465	24,140
Loss from operations	$(2,380,368)	$(456,981)
Other income (expenses), net	76,085	(1,069)	77,154
Loss before taxes	$(2,304,283)	$(458,050)
Income tax benefit (expense)	-	-
Net loss	$(2,304,283)	$(458, 050)	1,846,233

Revenues

We did not generate any revenue during the three months ended April 30, 2026 or 2025.

Net Loss

We incurred a net loss of $2,304,283 for the three months ended April 30, 2026, compared to a net loss of $458,050 for the same period in 2025. The increase in net loss was primarily attributable to higher operating expenses associated with the expansion of our operations and activities required to support our transition to a publicly traded company.

Operating Expenses

Operating expenses increased during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025, primarily due to:

  Consulting: $1,228,909 (2025: $149,586) The increase of $1,079,323 was due to increased engagement of third-party advisors supporting regulatory activities, corporate readiness, and capital markets initiatives.

  Management and Personnel Costs: $609,613 (2025: $83,116) The increase of $526,497 was due to expansion of the executive and scientific team and full-time employment arrangements, including stock-based compensation (see Notes 3 and 12 to the unaudited condensed interim financial statements).

  Professional Fees: $325,489 (2025: $95,957) The increase of $229,532 was related to the company's ongoing efforts to become a publicly listed company on a North American exchange.

  Research and Development Expenses: $66,605 (2025: $42,465) The increase of $24,140 in research and development expenses increased reflected ongoing laboratory activities, engagement of scientific consultants, and procurement of materials used in development and testing (see Note 3 to the unaudited condensed interim financial statements).

Our current activities are primarily focused on the development and validation of our existing proprietary platform and the evaluation of potential applications across multiple verticals. We expect research and development activities to expand over time as we advance our product pipeline and explore additional applications of our technology.

Six Months Ended April 30, 2026, Compared to Six Months Ended April 30, 2025

	Six months ended April 30,
	2026	2025	Change
Advertising and promotion	$20,710	$27,215	(6,505)
Depreciation and amortization	17,860	3,964	13,896
Bank charges	5,676	1,658	4,018
Business development	182,757	94,220	88,537
Consulting	1,759,107	196,596	1,562,511
Filing fees	25,258	150	25,108
Insurance	8,400	-	8,400
Investor relations	2,125	-	2,125
Management and directors' salaries and fees	1,335,705	292,802	1,042,903
Office general and administrative	23,843	6,349	17,494
Professional fees	592,719	101,347	491,372
Research and development	129,167	66,133	63,034
Loss from operations	$(4,103,327)	$(790,434)
Other income (expenses), net	80,221	42,320	37,901
Loss before taxes	$(4,023,106)	$(748,114)
Income tax benefit (expense)	-	-
Net loss	$(4,023,106)	$(748,114)	3,274,992

Revenues

We did not generate any revenue during the six months ended April 30, 2026, or 2025.

Net Loss

We incurred a net loss of $4,023,106 for the six months ended April 30, 2026, compared to a net loss of $748,114 for the same period in 2025.

Operating Expenses

Operating expenses increased during the six months ended April 30, 2026, as compared to the six months ended April 30, 2025, primarily due to:

  Consulting: $1,759,107 (2025: $196,596) The increase of $1,562,511 was due to the increased engagement of third-party advisors supporting regulatory activities, corporate readiness, and capital markets initiatives, including stock-based compensation arrangements with certain consultants (see Notes 3 and 12 to the unaudited condensed interim financial statements).

  Management and Personnel Costs: $1,335,705 (2025: $292,802) The increase of $1,042,903 was due to the expansion of our executive and scientific team and the establishment of full-time employment arrangements, including stock-based compensation granted to key personnel during the period (see Notes 3 and 12 to the unaudited condensed interim financial statements).

  Professional Fees: $592,719 (2025: $101,347) The increase of $491,372 was primarily related to legal, accounting, and regulatory costs associated with the Company's ongoing efforts to become, and subsequently operate as, a publicly listed company on a North American exchange.

  Business Development: $182,757 (2025: $94,220) The increase of $88,537 reflected expanded business development activities, including increased engagement with potential partners and stakeholders as the Company advanced its commercial and strategic initiatives.

  Research and Development: $129,167 (2025: $66,133) The increase of $63,034 reflected ongoing laboratory activities, engagement of scientific consultants, and procurement of materials used in development and testing (see Note 3 to the unaudited condensed interim financial statements).

Liquidity and Capital Resources

Cash Position and Going Concern

As of April 30, 2026, we had cash and cash equivalents of approximately $6.8 million, together with restricted cash balances related to warrant exercises held in trust (see Note 3 to the unaudited condensed interim financial statements) and working capital of $6.9 million

We have incurred recurring losses since inception and had an accumulated deficit of approximately $8.5 million as of April 30, 2026.

These factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements (see Note 1 to the unaudited condensed interim financial statements).

	Six months ended April 30, 2026
	2026	2025	Change
Net cash used in operating activities	($3,340,281)	($664,605)	($2,675,676)
Net cash used in investing activities	($34,831)	($18,268)	($16,563)
Net cash provided by financing activities	$5,843,000	$447,693	$5,395,307

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2026, totalled $3,340,281 as compared to $644,605 for the same period in 2025.  The net loss from operations increased by $3,274,992 when compared to comparable period in 2025.  This overall change in operational costs is reflective of the advancement of the business in building out an infrastructure that will support a publicly listed company and adding additional help to advance the company's research and development, regulatory, and pre-commercialization activities.  Noteworthy is the use of non-cash stock-based compensation during the six months ending April 30, 2026, of $494,453 (2025 - $90,997).

Cash Used in Investing Activities

Cash used in investing activities during the six months ended April 30, 2026, was a negative change of $16,563, representing an increase investment in capital assets for the lab and general office during the period.

Cash Provided by Financing Activities

Cash from financing activities during the six months ended April 30, 2026, was $5,843,000 (2025 -  $447,693). The increase in cash was a result of financing activities driven by non-brokered private placements, that were closed during the six months ending April 30, 2026, resulting in proceeds received, net of issuance costs, of $2,943,351 (2025 - $550,000).  Cash of $2,000,000, previously held in trust, was received for a private placement that closed on October 28, 2025, and $857,002 of cash was received under the Warrant Inducement Program, for shares and warrants.  Finally, the Company received $500 for milestone incentive warrants that were exercised resulting in the issuance of 500,000 common shares of the Company.

Our historical average monthly cash burn was approximately $550,000 for the six months ended April 30, 2026.

We expect our average monthly cash burn to increase to approximately $700,000 in the near term, reflecting higher operating expenditures associated with operating as a publicly traded company, including higher general and administrative expenses, investment in investor relations and market awareness initiatives, and the expansion of laboratory and development activities.

Based on our current cash position and anticipated expenditures, we estimate that our existing cash resources will fund operations for approximately 9 to 11 months from April 30, 2026.

Subsequent to April 30, 2026, the Company has undertaken additional financing and capital activities and continues to evaluate expected cash inflows and expenditures. Actual cash runway may differ based on the timing of these activities and changes in operating expenditures.

We will require additional financing to continue operations beyond this period and to advance our development activities. We expect to seek additional capital through equity financings, debt financings, or other capital sources; however, there can be no assurance that such financing will be available on acceptable terms, or at all.

Plan of Operations

Our near-term operational objectives include:

  Continued product development and validation activities;

  Advancement toward a planned 510(k) submission;

  Expansion of laboratory capabilities, including the commencement of a laboratory lease on May 1, 2026; (see Note 9 to the unaudited condensed interim financial statements);

  Increase the number of board members to nine (9);

  Evaluate compensation structure for executives, employees, and directors;

  Increased Directors and Officers insurance policy bound effective May 13, 2026, in anticipation of public listing on May 21, 2026; and

  Continued engagement of consultants and advisors.

In May 2026, the Company initiated an investor relations and market awareness campaign, which is expected to represent a significant component of general and administrative expenses in the coming quarter. Due to our direct listing strategy, rather than an initial public offering, these broader investor relations and market awareness activities will support visibility in the public markets.

We do not expect to generate revenue in the near term.

Subsequent Events

On May 12, 2026, the Company issued a total of 4,342,648 shares of common stock and equivalent number of new warrants under the warrant Incentive Program for total proceeds of $1,968,360.

On May 14, 2026, the Company issued 11,175 shares of common stock at a fair value of $4.00 per share to settle liabilities with a director of the Company.  This liability of $44,700 had been reported as a liability to settle with shares on the unaudited condensed balance sheet as of April 30, 2026

On May 21, 2026, the Company began trading on the Nasdaq under symbol "CNXU".

On May 21, 2026, the achievement of the Nasdaq listing, constituted the fulfilment of Milestone 2 under the terms of the Milestone Performance Warrants.

On May 27, 2026, the Company mutually agreed to terminate, without penalty, a consulting agreement with a vendor for whom both shares and warrants had been issued as part of the service agreement.  The Company had recorded as prepaid expenses the fair value of these equity issuances. The early termination of this agreement will accelerate the prepaid expense of $137,377 in non-cash stock-based compensation to be fully expensed as on the date of the termination.

On May 22, 2026, a Director of the Company, exercised 500,000 milestone warrants for a total amount of proceeds of $500.  The Company issued 500,000 shares of common stock in connection with the warrant exercise.

On May 22, 2026, the Company issued 70,000 shares of common stock to a vendor as part of their service agreement.  The fair value of these shares was determined based on the Nasdaq closing price on May 21, 2026, of $13.50 per share.

On May 28, 2026, a former director of the Company, exercised 400,000 milestone warrants for a total amount of proceeds of $400.  The Company issued 400,000 shares of common stock in connection with the warrant exercise.

On May 28, 2026, the Company issued 1,667 shares of common stock to a vendor as part of their service agreement.  The fair value of these shares was determined based on the Nasdaq closing price on May 27, 2026, of $13.74 per share.

On June 4, 2026, the Company issued 416,667 shares of common stock and an equivalent number of new warrants under the warrant Incentive Program for total proceeds of $167,083.

On June 8, 2026, a shareholder to whom milestone warrants had been transferred, exercised 100,000 milestone warrants for a total amount of proceeds of $100.  The Company issued the 100,000 shares of common stock in connection with the warrant exercise on June 8, 2026.

On June 11, 2026, the board of directors, upon the recommendation of the nominating and corporate governance committee, approved an increase in the size of the board of directors from six (6) to nine (9) members.

On June 11, 2026, the board of directors, upon the recommendation of the nominating and corporate governance committee, approved the appointment of three new board members effective June 15, 2026.

On June 11, 2026, the board of directors, upon the recommendation of the compensation committee, agreed that effective June 15, 2026, the following changes to the compensation for board members will take effect.  All board members will be eligible for an annual cash compensation of $50,000, the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Stock Units, the number of shares will be determined based on the closing price on the grant date.  Twenty five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the “continuous service” conditions as defined in the board member’s agreement.

On June 11, 2026, the board of directors, upon the recommendation of the compensation committee, agreed that effective June 15, 2026, the following changes to the compensation for committee members will take effect. This compensation is in addition to the board member’s fees as previously disclosed. Nominating and Corporate Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500. Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000. Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

On June 11, 2026, the board of directors, upon the recommendation of both the nominating and corporate governance and compensation committees, approved the appointment of a new Chief Commercial Officer (“CCO”) effective June 15, 2026, along with his associated compensation package.  This individual was previously an independent non-executive board member.  He will continue to serve on the board as a non-independent executive board member.  As part of his role as CCO, he will become a full-time employee, his annual salary is $270,000, additional incentives include, an annual discretionary bonus, a milestone equity award up to a maximum of 0.75% of the Company’s shares of common stock on an issued and outstanding basis at the time of the equity grant, plus $37,500 upon the date of the completion of a financing of $20 million at a minimum of $150 million pre-money market capitalization. If the financing completed is a minimum of $15 million at a minimum of $150 million pre-money market capitalization, then then two-thirds of the $37,500 or $24,750 will be earned and paid out.

Critical Accounting Policies

Our unaudited condensed interim financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our unaudited condensed interim financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed interim financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those disclosed in our audited financial statements for the year ended October 31, 2025.

Our summary of significant accounting policies is described in more detail in the notes to our unaudited condensed interim financial statements. Please refer to Note 3.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Proposed Transactions

We have not entered into any proposed transactions that have not been disclosed herein.

Implications of Being an Emerging Growth Company

The Company, as an issuer with less than $1.235 billion in total annual gross revenues during its last fiscal year, it will qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") and this status will be significant. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, the Company:

  will not be required to obtain an auditor attestation on its internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

  will not be required to provide a detailed narrative disclosure discussing its compensation principles, objectives and elements and analyzing how those elements fit with its principles and objectives (commonly referred to as "compensation discussion and analysis");

  will not be required to obtain a non-binding advisory vote from its shareholders on executive compensation or golden parachute arrangements (commonly referred to as the "say-on-pay," "say-on-frequency" and "say-on-golden-parachute" votes);

  will be exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

  may present only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"); and

  will be eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards.

The Company intends to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act. The Company's election to use the phase-in periods may make it difficult to compare its financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Section 107 of the JOBS Act.

Under the JOBS Act, the Company may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after the Company's initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended, or such earlier time should it no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that the Company would cease to be an "emerging growth company" if the Company has more than $1.235 billion in annual revenues, has more than $700 million in market value of its common stock held by non-affiliates, or issues more than $1 billion in principal amount of non-convertible debt over a three-year period.

Certain of these reduced reporting requirements and exemptions are also available to the Company due to the fact that it may also qualify, once subject to the reporting obligations under section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a "smaller reporting company" under the rules of the U.S. Securities and Exchange Commission (the "SEC"). For instance, smaller reporting companies are not required to obtain an auditor attestation on their assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of April 30, 2026.

Changes in Internal Control over Financial Reporting

During the six months ended April 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for certain prepaid expenses were not effective as of such date due to a material weakness in our internal controls. We have now addressed this weakness by implementing additional review procedures and adopting a policy requiring formal documentation to substantiate the accounting treatment of all material transactions, including references to the relevant authoritative guidance.

Other than as addressed above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled "Risk Factors" in included in the Registration Statement on Form S-1, as amended, originally filed with the SEC on November 28, 2025 (No. 333-291845, the "Registration Statement"), which could materially affect our business, financial condition, or future results. The risks described in our Registration Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On February 9, 2026, we granted 200,000 stock options to purchase 200,000 shares of common stock at an exercise price of $2.30 per share and having an expiry date February 9, 2031. We relied on the exemption from the registration requirements provided by Rule 701 under the Securities Act for the grants to the U.S. persons.

On February 11, 2026, we issued 563,573 shares of common stock at prices ranging from $0.72 to $0.80 per share for gross proceeds of $427,928 pursuant to the exercise of outstanding warrants pursuant to a warrant incentive program. We relied upon the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D for the issuance of shares to the seven U.S. persons, and upon the exclusion from the registration requirements of the Securities Act provided by Rule 903(b) of Regulation S for the issuance of shares to the one non-U.S. person in an offshore transaction.

On February 11, 2026, we issued 563,573 warrants having an exercise price of $2.30 per share and an expiry date of February 11, 2029 at a price of $0.001 per warrant pursuant to a warrant incentive program. We relied upon the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D for the issuance of the warrants to the seven U.S. persons, and upon the exclusion from the registration requirements of the Securities Act provided by Rule 903(b) of Regulation S for the issuance of warrants to the one non-U.S. person in an offshore transaction.

On March 16, 2026, we issued 19,434 shares of common stock at a deemed price of $2.30 per share pursuant to the board member agreement and a medical advisory board agreement entered into by us and a director, each dated October 23, 2025. We relied upon the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D for the issuance of the shares to the director who is a U.S. person.

On March 25, 2026, we issued 486,970 shares of common stock at a price of $4.00 per share for gross proceeds of $1,947,880 pursuant to a private placement. We relied upon the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D for the issuance of shares to U.S. persons, and upon the exclusion from the registration requirements of the Securities Act provided by Rule 903(b) of Regulation S for the issuance of shares to non-U.S. persons in offshore transactions.

On May 22, 2026, the Company issued 70,000 shares of common stock to a consultant at a deemed price of $13.50 per share pursuant to the terms of a marketing agreement.  The Company relied upon the exclusion from the registration requirements of the U.S. Securities Act provided by Rule 903(b) of Regulation S promulgated under the U.S. Securities Act with respect to the issuance of such shares of common stock to the non-U.S. consultant.

On May 22, 2026, the Company issued 500,000 shares of common stock to a director at a deemed price of $0.001 per share pursuant to the exercise of 500,000 performance common stock purchase warrants, which had vested, for gross proceeds of $500.  The Company relied upon the exclusion from the registration requirements of the U.S. Securities Act provided by Rule 903(b) of Regulation S promulgated under the U.S. Securities Act with respect to the issuance of such shares to the non-U.S. person.

On May 28, 2026, the Company issued 400,000 shares of common stock to an individual at a deemed price of $0.001 per share pursuant to the exercise of 400,000 performance common stock purchase warrants, which had vested, for gross proceeds of $400.  The Company relied upon the exemption from the registration requirements of the U.S. Securities Act provided by Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the U.S. Securities Act with respect to the issuance of such shares to the U.S. person.

On May 28, 2026, the Company issued 1,667 shares of common stock to a consultant at a deemed price of $13.74 per share pursuant to the terms of a consulting services agreement. The Company relied upon the exemption from the registration requirements of the U.S. Securities Act provided by Section 4(a)(2) and/or Rule 506(b) of Regulation D promulgated under the U.S. Securities Act with respect to the issuance of such shares to the U.S. person.

On June 4, 2026, the Company issued 416,667 common stock purchase warrants, and 416,667 shares of common stock upon the exercise of a like number of issued and outstanding common stock purchase warrants for gross proceeds of approximately $167,083. The Company intends to use the proceeds for general working capital purposes. Such warrants and such shares of common stock issued upon exercise of warrants were issued in transactions exempt from the registration requirements of the U.S. Securities Act, in reliance on the exclusion from the registration requirements of the U.S. Securities Act provided by Rule 903(b) of Regulation S thereunder to the non-U.S. person.

On June 8, 2026, the Company issued 100,000 shares of common stock at a price of $0.001 per share upon the exercise of a like number of issued and outstanding performance common stock purchase warrants, for gross proceeds of $100. The Company relied upon the exemption from the registration requirements of the U.S. Securities Act provided by Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder for the issuance of such performance warrant Shares to the individual who is a U.S. person.

(b) Not applicable.

(c) There were no repurchases of our Common Stock or purchases by affiliated parties in the fiscal quarter ended April 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Increase in Board Size, Appointment of New Directors and Reconstitution of Board Committees

The Board of Directors (the "Board") of the Company approved an increase in the size of the Board from six to nine members, creating three vacancies, effective June 15, 2026. The Board filled each of the three newly created vacancies by appointing April Burke, Ana Lucia Bastiani-Posner, and Andrew Costa as directors of the Company, effective June 15, 2026. Before such appointment, the Company engaged Ms. Burke, Ms. Bastiani-Posner, and Mr. Costa to sit on its Advisory Board. Each of Ms. Burke, Ms. Bastiani-Posner, and Mr. Costa will serve until the Company's next annual meeting of shareholders and until their respective successors are duly elected and qualified, or until their earlier resignation or removal.

The Board has determined that each of Ms. Burke, Ms. Bastiani-Posner, and Mr. Costa qualifies as an independent director under Section 803 of the NYSE American Company Guide.

There is no arrangement or understanding between any of Ms. Burke, Ms. Bastiani-Posner, or Mr. Costa and any other person pursuant to which any of them was selected to their respective position. There are no transactions involving the Company and any of Ms. Burke, Ms. Bastiani-Posner, or Mr. Costa that are required to be reported pursuant to Item 404(a) of Regulation S-K. None of Ms. Burke, Ms. Bastiani-Posner, or Mr. Costa has any family relationship with any of the Company's board of directors or executive officers. None of Ms. Burke, Ms. Bastiani-Posner, or Mr. Costa has been involved in any legal proceedings required to be disclosed as enumerated in Item 401(f) of Regulation S-K that occurred during the past ten years.

Biographies

April Burke (Age 52)

April Burke currently serves on the Company's General Advisory Board. Ms. Burke has over 20 years of executive financial leadership experience across consumer-packaged goods, manufacturing and medical device industries. She has served as Chief Financial Officer and senior finance leadership for both public and private companies, where she was responsible for financial strategy, governance and compliance, and operational transformation. She has extensive experience in M&A transactions, including buy-side and sell-side processes, post-acquisition integration, and financial structuring.

Ms. Burke is currently the Executive Vice President and CFO at Lucid Hearing, a medical device manufacturer, where she leads all aspects of corporate development, finance, accounting, and treasury. During her tenure, she has led strategic planning initiatives, optimized working capital, strengthened internal controls, and supported enterprise growth through disciplined capital deployment and operational execution.

Earlier in her career, Ms. Burke held senior finance roles at Nutrabolt, Dean Foods, and Cadbury Schweppes, where she gained experience in large-scale manufacturing operations, and complex, multi-channel distribution environments, including pricing and marketing investments.

Ms. Burke also brings significant expertise in financial governance, ERP and finance transformation, and enterprise risk management. She has deep experience presenting to boards of directors, lenders, and institutional stakeholders and has led finance organizations through periods of growth, operational transformation, and regulatory scrutiny.

Ms. Burke holds a BBA in Finance from the McCombs School of Business at The University of Texas at Austin. The company believes Ms. Burke's financial leadership experience, strategic perspective, and operational discipline qualify her to serve on our Board of Directors.

Ana Lucia Bastiani-Posner (Age 54)

Ana Bastiani-Posner currently serves on the Company's General Advisory Board. Ms. Bastiani-Posner is a C-suite executive qualified to serve as a financial expert with over 30 years of experience in Fortune 500 companies and non-profit academic research organization. Ana brings a strong understanding of M&A transactions as she managed efforts for successful completion of large deals in the highly complex and regulated pharmaceutical business. Her experience in M&A includes the proposed mega-merger of Pfizer-Allergan and her leadership spans from deal model generation to synergy identification and business integration. Ms. Bastiani-Posner is also a trusted partner in driving organic growth with experience in business consolidation, scale-up of operations and growth acceleration. She is a highly respected member of the executive team and a strategic partner to the President.

Ms. Bastiani-Posner is the Executive Vice-President and CFO at Kyowa Kirin, Inc., a Japanese pharmaceutical company with North America revenues of approximately $1.2B. As an executive committee member and company officer, Ana leads the strategic direction and implementation of long-term goals. She sponsored business integration, which led to consolidation of legal entities, unified processes, simplification, and growth acceleration. Her leadership enabled the company to triple the business in 5 years. Prior to Kyowa Kirin, Ms. Bastiani-Posner held the position of Senior Vice President, Finance and Administration at the New York Genome Center and served as a member of the executive team. In this role, she oversaw finance, IT, HR, facilities and grants management. She restructured the finance function with clear definition of roles & responsibilities and instilled a strong sense of direction, rigor and process in the management of grants with increase in application and awards by $7M in one year. In the last 20 years, Ms. Bastiani-Posner held positions of increasing responsibility in the pharmaceutical industry at Schering-Plough, Novartis and Allergan across multiple functions including R&D, G&A, commercial finance, and corporate financial planning & analysis. Her diversified experience in finance enabled her to develop a deep knowledge of the pharmaceutical industry and shaped her approach to problem-solving. She demonstrated to be a successful leader with a track record of performance and a results-oriented mindset.

Ms. Bastiani-Posner is originally from Brazil where she began her finance career in the banking industry. She holds a bachelor's degree from the Pontifícia Universidade Católica-RS and a master of international management from Thunderbird School of Global Management. Passionate about ESG Climate, she has demonstrated her commitment to outstanding modern leadership and ESG excellence by completing the Diligent Climate Leadership Certification, presented by the Diligent Institute in 2023. The certification focus on climate risk and related business strategy, the board's related fiduciary obligations, climate-related government regulations, reporting and disclosure requirements, and investor engagement. Ms. Bastiani-Posner is BoardReady certified by Latino Corporate Directors Association. She speaks Portuguese, English, and basic Spanish.

Ms. Bastiani-Posner was previously awarded 2023 NJBIZ Best 50 Women in Business, 2023 Top People Leaders and CHROs by Mogul, and 2022 Top 25 Healthcare Technology Leader of New Jersey by The Healthcare Technology Report. She has also engaged as a member of The Wall Street Journal CFO Network.

Andrew Costa (Age 37)

Andrew Costa currently serves on the Company's General Advisory Board. Mr. Costa is a Co-Managing Partner at RX3 Growth Partners ("RX3"), responsible for overseeing all aspects of the fund's investment process, including sourcing, diligence, investment committee and portfolio management. Prior to RX3, Andrew was the Chief Investment Officer at Roth Capital where he oversaw Roth's holding company investment activity. Prior to joining Roth Capital, Andrew was a Vice President in the Investment Banking Division at Morgan Stanley where he led numerous landmark M&A and equity transactions in the retail, marketplace and eCommerce sectors. Prior to Morgan Stanley, Andrew was an Investment Banker at J.P. Morgan Chase & Co., and prior to that, served as a Captain in the U.S. Air Force. Andrew is a Board member of Therabody, Inc. Mr. Costa graduated from the U.S. Air Force Academy with a B.Sc. in Systems Engineering Management and earned an MBA from USC's Marshall School of Business.

Reconstitution of Board Committees

In connection with the appointment of Ms. Burke, Ms. Bastiani-Posner, and Mr. Costa, the Board reconstituted its committees effective June 15, 2026. The new composition of each committee is as follows:

Audit Committee

Andrew Costa will serve as Chair of the Audit Committee. The remaining members of the Audit Committee are Aaron Farberg, April Burke, and Ana Lucia Bastiani-Posner.

Compensation Committee

Ana Lucia Bastiani-Posner will serve as Chair of the Compensation Committee. The remaining members of the Compensation Committee are Paul Lorenc, Sebastian Purcell, and April Burke.

Nominating and Corporate Governance Committee

Aaron Farberg will serve as Chair of the Nominating and Corporate Governance Committee. The remaining members of the Nominating and Corporate Governance Committee are Sebastian Purcell, Paul Lorenc, and Andrew Costa.

Board Member Agreements with the New Directors

In connection with their appointments, each of Ms. Burke, Ms. Bastiani-Posner, and Mr. Costa (each, a "New Director") has entered into a board member agreement (each, a "Board Member Agreement") with the Company, the material terms of which are summarized as follows:

Base Retainer. Each New Director is entitled to a quarterly cash retainer of $12,500, representing a total annual retainer of $50,000.

Committee Fees. In addition to the base retainer, each New Director is entitled to receive additional annual cash compensation for service on Board committees. For membership on a committee, the annual fees are as follows: Audit Committee - $7,500; Compensation Committee - $6,000; and Nominating and Corporate Governance Committee - $5,000. If a New Director serves as the chair of a committee, the following annual fees are payable in lieu of the applicable member fee: Audit Committee Chair - $15,000; Compensation Committee Chair - $12,000; and Nominating and Corporate Governance Committee Chair - $7,500. All committee fees are paid quarterly in arrears, together with the quarterly Board retainer.

As such, April Burke will receive an annual Audit Committee membership fee of $7,500 and an annual Compensation Committee membership fee of $6,000, for total annual committee fees of $13,500. Ana Lucia Bastiani-Posner will receive an annual Compensation Committee Chair fee of $12,000 and an annual Audit Committee membership fee of $7,500, for total annual committee fees of $19,500. Andrew Costa will receive an annual Audit Committee Chair fee of $15,000 and an annual Nominating and Corporate Governance Committee membership fee of $5,000, for total annual committee fees of $20,000.

RSU Grant. Each New Director is entitled to receive an annual equity grant of restricted stock units ("RSUs") under the Company's Stock Incentive Plan (the "Plan"), with a grant date value of $100,000, awarded at the conclusion of each 12-month period from the date of the applicable Board Member Agreement. The RSUs vest at a rate of 25% per quarter over the 12-month period following the applicable grant date, subject to the New Director's Continuous Service (as defined in the Board Member Agreement) on each vesting date. The number of RSUs to be granted is calculated by dividing the applicable grant date value by the Fair Market Value (as defined in the Plan) of the Company's common stock on the date of grant, rounded down to the nearest whole share.

Change of Control. All then-outstanding and unvested RSUs held by a New Director will vest in full immediately prior to the closing of a Change in Control (as defined in the Plan), provided such director remains in Continuous Service through such date.

Discretionary Acceleration. The Compensation Committee retains sole discretion to recommend to the Board acceleration of the vesting of any or all outstanding RSU awards held by a New Director in circumstances it determines to be appropriate, including a Board restructuring initiated by the Company, a New Director's resignation required due to a conflict-of-interest recusal at the Company's request, or such other circumstances as the Compensation Committee deems equitable.

Death or Disability. In the event of a New Director's death or permanent disability during the term of their Board Member Agreement, all then-outstanding and unvested RSUs will vest on a pro-rata basis, calculated as the number of months of Continuous Service completed in the applicable vesting period divided by the total months in the vesting period, multiplied by the total unvested RSUs in that period, with settlement occurring within 30 days of the qualifying event. For these purposes, "permanent disability" means the New Director's inability to perform their duties as a board member for a period of 180 consecutive days due to physical or mental incapacity, as determined by a licensed physician.

Forfeiture. Upon termination of Continuous Service for any reason other than death, disability, or a Change in Control, any RSUs that have not vested as of the effective date of such termination will be immediately and automatically forfeited without consideration and returned to the Plan, and no pro-rata vesting will apply to annual RSU grants upon voluntary resignation.

Director Stock Ownership Guidelines. Each New Director is expected to achieve and maintain a minimum level of equity ownership in the Company equal to five times (5x) the annual cash retainer (the "Ownership Guideline") within five years of the later of the effective date of their Board Member Agreement or the date of any future increase to the Ownership Guideline. Based on the current annual retainer of $50,000, this equates to an Ownership Guideline of $250,000 in Company equity value. Until the Ownership Guideline is met, each New Director is expected to retain at least 50% of net shares received upon the vesting or exercise of any Company equity award, after withholding for applicable taxes.

Reimbursement. The Company will reimburse each New Director for reasonable and documented out-of-pocket expenses incurred in connection with Board service, subject to prior written approval for any single expense exceeding $500, with reimbursement requests submitted within 30 days of the expense being incurred and accompanied by supporting receipts.

The foregoing descriptions of the Board Member Agreements are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibits 10.1, 10.2, and 10.3, respectively, and incorporated herein by reference.

Updated Compensation Arrangements for Existing Non-Employee Directors

Effective June 15, 2026, the Board approved updated compensation arrangements for each of Jeff Sharpe, Sebastian Purcell, Ph.D., Dr. Z. Paul Lorenc and Dr. Aaron Farberg (collectively, the “Existing Non-Employee Directors”) and sent each of them a board compensation notice (each, a “Board Compensation Notice”) on June 15, 2026, the material terms of which are summarized as follows:

Jeff Sharpe

Mr. Sharpe is entitled to receive an annual base board retainer of $50,000 and an annual Board Chair premium of $50,000, each payable quarterly in arrears, for aggregate annual cash compensation of $100,000. Committee-specific member fees do not apply to the Board Chairman.

Mr. Sharpe is entitled to receive an annual equity grant of RSUs under the Company’s Plan, with a grant date value of $150,000, awarded at the conclusion of each 12-month period from the effective date of his Board Compensation Notice. RSUs vest at a rate of 25% per quarter over the 12-month period following the grant date, subject to Mr. Sharpe’s Continuous Service (as defined in the Board Compensation Notice) on each applicable vesting date. The number of RSUs granted is calculated by dividing the grant date value by the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date of grant, rounded down to the nearest whole share. Mr. Sharpe’s total annual compensation (cash and equity combined) is $250,000.

Sebastian Purcell, Ph.D., Dr. Z. Paul Lorenc and Dr. Aaron Farberg

Each of Sebastian Purcell, Ph.D., Dr. Z. Paul Lorenc and Dr. Aaron Farberg is entitled to receive an annual base board retainer of $50,000, payable quarterly in arrears. Each of Mr. Purcell and Dr. Lorenc serves as a member of both the Compensation Committee and the Nominating and Corporate Governance Committee, for which they each receive additional annual committee membership fees of $6,000 and $5,000, respectively, also payable quarterly in arrears, for aggregate annual committee fees of $11,000 per director. Dr. Farberg serves as a member of the Audit Committee and Chair of the Nominating and Corporate Governance Committee, for which he receives additional annual committee membership fees of $7,500 and $7,500, respectively, also payable quarterly in arrears, for aggregate annual committee fees of $15,000.

Each of Mr. Purcell, Dr. Lorenc and Aaron Farberg is entitled to receive an annual equity grant of RSUs under the Plan, with a grant date value of $100,000, awarded at the conclusion of each 12-month period from the effective date of their respective Board Compensation Notice. RSUs vest at a rate of 25% per quarter over the 12-month period following the grant date, subject to Continuous Service on each applicable vesting date. The number of RSUs is calculated by dividing the grant date value by the Fair Market Value (as defined in the Plan) of the Company’s common stock on the date of grant, rounded down to the nearest whole share. The total annual compensation (cash and equity combined) for each of Mr. Purcell and Dr. Lorenc is $161,000, and for Dr. Farberg is $165,000.

Provisions Applicable to All Existing Non-Employee Directors

Change of Control. All then-outstanding and unvested RSUs held by an Existing Non-Employee Directors will vest in full immediately prior to the closing of a Change in Control (as defined in the Plan), provided such director remains in Continuous Service through such date.

Discretionary Acceleration. The Compensation Committee retains sole discretion to recommend to the Board acceleration of the vesting of any or all outstanding RSU awards held by an Existing Non-Employee Directors in circumstances it determines to be appropriate, including a Board restructuring initiated by the Company, an Existing Non-Employee Director's resignation required due to a conflict-of-interest recusal at the Company's request, or such other circumstances as the Compensation Committee deems equitable.

Death or Disability. In the event of an Existing Non-Employee Director's death or permanent disability during the term of their service, all then-outstanding and unvested RSUs will vest on a pro-rata basis, calculated as the number of months of Continuous Service completed in the applicable vesting period divided by the total months in the vesting period, multiplied by the total unvested RSUs in that period, with settlement occurring within 30 days of the qualifying event. For these purposes, "permanent disability" means the Existing Non-Employee Director's inability to perform their duties as a board member for a period of 180 consecutive days due to physical or mental incapacity, as determined by a licensed physician.

Forfeiture. Upon termination of Continuous Service for any reason other than death, disability, or a Change in Control, any RSUs that have not vested as of the effective date of such termination will be immediately and automatically forfeited without consideration and returned to the Plan, and no pro-rata vesting will apply to annual RSU grants upon voluntary resignation.

Director Stock Ownership Guidelines. The Ownership Guideline for each Existing Non-Employee Director is equal to five times (5x) their respective total annual cash retainer. For each of Mr. Purcell, Dr. Lorenc and Dr. Farberg, whose annual cash retainer is $50,000, the applicable Ownership Guideline is $250,000 in Company equity value. For Mr. Sharpe, whose annual cash retainer is $100,000 (comprising the $50,000 base board retainer and the $50,000 Board Chair Premium), the applicable Ownership Guideline is $500,000 in Company equity value. Each Existing Non-Employee Director is expected to achieve and maintain their respective Ownership Guideline within five years of the later of the effective date of their Board Compensation Notice or the date of any future increase to the Ownership Guideline. Until the Ownership Guideline is met, each Existing Non-Employee Director is expected to retain at least 50% of net shares received upon the vesting or exercise of any Company equity award, after withholding applicable taxes.

The foregoing descriptions of the Board Compensation Notices are qualified in their entirety by reference to the full text of such notices, copies of which are attached hereto as Exhibits 10.4, 10.5, 10.6 and 10.7, respectively, and incorporated herein by reference.

Appointment of Chief Commercial Officer

The Board appointed David Bogart as the Chief Commercial Officer ("CCO") of the Company, effective June 15, 2026. Mr. Bogart will continue to serve as a member of the Board in his existing capacity as a director of the Company.

Mr. Bogart (Age 56) was appointed as a director of the Company on November 13, 2023. He founded Conexeu to commercialize the CXU™ ECM scaffold IP into a market-ready platform. Under his leadership, the Company secured its core patent portfolio locking in worldwide rights to the patented technology that positions and assembled a world-class team, positioning Conexeu at the forefront of the regenerative aesthetics and tissue engineering market. David Bogart brings extensive expertise in capital markets, corporate finance, and strategic business development to his role as a director of Conexeu. He has facilitated numerous private and public market transactions, including IPOs, reverse mergers, and M&A deals, collectively raising over $100 million. Mr. Bogart's background in investor relations and public market strategy enables him to formulate impactful commercial roadmaps and distribution networks for emerging biotech products. He specializes in refining go-to-market plans that balance accelerated revenue growth with regulatory compliance. Throughout his career, Mr. Bogart has guided teams in building strong partnerships, nurturing investor confidence, and expanding global market footprints.

There is no arrangement or understanding between Ms. Bogart and any other person pursuant to which he was selected to this position. Except as otherwise disclosed under this Quarterly Report and as disclosed under the Company's Registration Statement on Form S-1, as amended, originally filed with the SEC on November 28, 2025, there are no other transactions involving the Company and Mr. Bogart that are required to be reported pursuant to Item 404(a) of Regulation S-K. Mr. Bogart does not have any family relationship with any of the Company's board of directors or executive officers. Mr. Bogart has not been involved in any legal proceedings required to be disclosed as enumerated in Item 401(f) of Regulation S-K that occurred during the past ten years.

Executive Employment Agreement

In connection with his appointment as CCO, Mr. Bogart entered into an executive employment agreement (the "Executive Employment Agreement") with the Company, effective as of June 15, 2026. Under the Executive Employment Agreement, Mr. Bogart is responsible for performing all duties consistent with the position of CCO and such other reasonable duties as may be assigned to him by the CEO or the Board.

Mr. Bogart is entitled to an annual base salary of not less than US$270,000 as the Initial Base Salary. The Board may consider increases to the base salary upon the achievement of defined commercial and business milestones. Mr. Bogart is also eligible to earn milestone-based bonuses as a percentage of his base salary then in effect at the sole discretion of the Board. An initial cash bonus milestone of US$37,500 is payable upon the completion of a financing of at least US$20 million at a minimum pre-money market capitalization of US$150 million (or, if the financing completed is a minimum of US$15 million at such minimum pre-money market capitalization, two-thirds of such amount, being US$24,750), as further described in the Executive Employment Agreement.

In addition, Mr. Bogart will maintain the milestone-based performance warrants previously issued to him and will be awarded an additional equity award of up to a maximum of 0.75% of the Company's common shares on an issued and outstanding basis at the time of the equity grant. This milestone-based equity award of up to 0.75% of the Company's issued and outstanding equity securities is earned upon receipt of FDA clearance or approval (including 510(k) clearance or PMA approval) for a product utilizing the Company's extracellular matrix technology with human collagen, intended for an aesthetic application or indication. The milestone-based equity award vests immediately upon achieving the applicable milestone, subject to the Company first receiving shareholder approval and any required regulatory authority approval, and is subject to automatic full vesting acceleration upon a non-public change of control, subject to the same shareholder and regulatory approvals.

The Executive Employment Agreement provides for at-will employment. Accordingly, either party may terminate the agreement at any time, with or without cause, upon written notice of termination. Upon termination for any reason, Mr. Bogart is required to resign from all positions and terminate any relationships as an employee, advisor, officer, or director with the Company. Upon termination, we will pay all Accrued Obligations (as defined in the Executive Employment Agreement). If we terminate Mr. Bogart's employment without cause, or if he resigns for good reason, and provided he remains in compliance with the agreement, he will be entitled to Severance Benefits (as defined in the Executive Employment Agreement), in addition to the Accrued Obligations, consisting of cash severance equal to 12 months of the Initial Base Salary. Such Severance Benefits will be paid in accordance with the Company's regularly scheduled payroll over the 12-month period following his separation from service, subject to the effectiveness of a separation agreement. If Mr. Bogart resigns without good reason, if we terminate his employment for cause, or upon his death or disability, then (i) all compensation payments will cease immediately (other than amounts already earned), and (ii) he will not be entitled to any Severance beyond the Accrued Obligations.

Mr. Bogart has entered into a non-disclosure, non-solicit, and non-compete agreement with Conexeu which provides for certain non-disclosure, non-solicit, and non-compete covenants that will survive termination of the Executive Employment Agreement for a period of 12 months, with the restricted territory being North America.

The foregoing description of the Executive Employment Agreement is qualified in their entirety by reference to the full text of such agreements, copy of which is attached hereto as Exhibit 10.8, and incorporated herein by reference.

(b) Not applicable.

(c)  During our fiscal quarter ended April 30, 2026, none of our directors or executive officers adopted , modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit No.	Description of Exhibit
10.1*+‡	Board Member Agreement between Conexeu Sciences Inc. and April Burke, dated June 15, 2026
10.2*+‡	Board Member Agreement between Conexeu Sciences Inc. and Ana Lucia Bastiani-Posner, dated June 15, 2026
10.3*+‡	Board Member Agreement between Conexeu Sciences Inc. and Andrew Costa, dated June 15, 2026
10.4*+	Board Compensation Notice to Dr. Z. Paul Lorenc, dated June 15, 2026
10.5*+	Board Compensation Notice to Jeff Sharpe, dated June 15, 2026
10.6*+	Board Compensation Notice to Sebastian Purcell, dated June 15, 2026
10.7*+	Board Compensation Notice to Dr. Aaron Farberg, dated June 15, 2026
10.8*+	Executive Employment Agreement between Conexeu Sciences Inc. and David Bogart, dated June 15, 2026
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101 attachments)

Notes:

* Filed herewith.

** Furnished herewith

+ Indicates a management contract or compensatory plan

‡ Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONEXEU SCIENCES INC.

Date: June 15, 2026	By:	/s/ Miles Harrison
	Name:	Miles Harrison
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: June 15, 2026	By:	/s/ Stephen D. Inouye
	Name:	Stephen D. Inouye
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) and Secretary and Treasurer