Form 10-Q
period 2026-07-31
Conexeu Sciences Inc.
filed 2026-09-14
CIK 2066836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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
Yes ☒ No ☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,206,698 shares of common stock outstanding as of September 10, 2026.

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

The forward-looking statements included in this Quarterly Report on Form 10-Q are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, taking into account the information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes, and our actual results and performance could differ materially from those set forth in any forward-looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, without limitation:

• The Company has a limited operating history and has incurred significant losses since its inception and anticipates that it will continue to incur losses for the foreseeable future, making it difficult to assess the Company's future viability;

• The Company has only one device candidate and no commercial sales, and the Company's business presently depends entirely on its ability to obtain the necessary regulatory authorizations and to successfully commercialize CXU™ on a timely basis, if at all;

• The Company may require additional financing to fund its future operations, and a failure to obtain additional capital when needed on acceptable terms, or at all, could force the Company to delay, limit, reduce or terminate its operations and execute its business plan;

• Even if CXU™ or future device candidates receive regulatory approval, they may fail to achieve the broad degree of healthcare practitioner adoption and use necessary for commercial success;

• The Company may have significant product liability exposure and its insurance may not cover all potential claims;

• If The Company is unable to protect the confidentiality of its trade secrets, the Company's innovative capacity and competitive position could be harmed;

• The Company may become involved in lawsuits to protect or enforce its patents, which could be expensive, time-consuming and, whether successful or unsuccessful, limit the commercial value of the Company's product or have a material adverse effect on the Company's business;

• The Company is highly dependent upon the services of its key management personnel, including Miles Harrison, the Company's Chief Executive Officer, and if the Company is unable to retain key personnel, the Company's ability to compete could be harmed;

• Adverse worldwide economic and market conditions, including inflation, economic instability, and declines in consumer demand or spending levels, could negatively affect the Company's business, results of operations, and liquidity; and

• The Company's device candidate faces significant competition, and any future device candidates may face similar competitive pressures.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONEXEU SCIENCES INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

Unaudited

(Expressed in United States Dollars)

For the Three and Nine months ended July 31, 2026 and 2025

Unaudited Condensed Interim Balance Sheet as of July 31, 2026 and Balance Sheet as of October 31, 2025	2
Unaudited Condensed Interim Statements of Operations for the three and nine months period ended July 31, 2026 and 2025	3
Unaudited Condensed Interim Statement of Shareholders' Equity for the three and nine months period ended July 31, 2026 and 2025	4
Unaudited Condensed Interim Statements of Cash Flows for the nine months period ended July 31, 2026 and 2025	5
Notes to Unaudited Condensed Interim Financial Statements	6

CONEXEU SCIENCES INC.
Condensed Balance Sheets
(Expressed in United States Dollars)

	Unaudited
ASSETS	July 31, 2026	October 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$1,971,408	$4,808,965
Restricted cash	238,208	25,155
Share subscription receivable	-	2,000,000
Tax receivable	-	3,037
Interest receivable	2,426	-
Convertible note receivable	-	71,326
Prepaid expenses	4,544,274	549,930
TOTAL CURRENT ASSETS	6,756,316	7,458,413

NON-CURRENT ASSETS
Deferred offering costs	-	42,177
Investment, at cost	71,328	-
Security deposit	18,475	-
Operating lease - Right of Use, net of accumulated amortization of $9,841 and $0, respectively	71,641	-
Fixed assets, net of accumulated depreciation of $16,195 and $7,431, respectively	74,318	11,237
Patent, net of accumulated amortization of $22,707 and $9,819, respectively	163,996	176,884
TOTAL ASSETS	$7,156,074	$7,688,711

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$784,158	$256,296
Accounts payable and accrued liabilities - related parties	45,374	-
Wages payable	-	76,000
Lease liability	39,249	-
Insurance funding agreement	377,598	-
Liabilities to be settled with shares	22,350	-
Due to shareholders	3,722	3,722
TOTAL CURRENT LIABILITIES	1,272,451	336,018

LONG-TERM LIABILITIES
Non-current lease liability	33,233	-
TOTAL LIABILITIES	1,305,684	336,018

COMMITMENTS AND CONTINGENCIES (See Notes 8 and 9)

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.001, 50,000,000 shares authorized, 0 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 27,397,164 and 18,906,066 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively	27,397	18,906
Additional paid-in capital	22,093,270	11,855,307
Accumulated deficit	(16,270,277)	(4,521,520)
TOTAL SHAREHOLDERS' EQUITY	5,850,390	7,352,693
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,156,074	$7,688,711

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.
Condensed Interim Statements of Operations
(Unaudited)
(Expressed in United States Dollars)

	Three months ended		Nine months ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
OPERATING EXPENSES
Advertising and promotion	$105,956	$21,288	$126,665	$48,503
Depreciation and amortization	5,435	6,640	23,296	10,604
Bank charges	3,714	1,474	9,390	3,132
Business development	1,227,253	52,166	1,410,010	146,386
Consulting	3,784,642	465,361	5,446,548	661,957
Filing and listing fees	100,430	9,363	125,689	9,513
Insurance	164,457	4,148	172,857	4,148
Investor relations	26,360	-	33,042	-
Management and directors' salaries and fees - related parties	1,512,974	457,231	2,848,679	750,033
Office and general administrative	34,647	1,282	58,490	7,632
Professional fees	216,588	114,872	809,307	216,219
Regulatory fees	235,505	29,134	328,149	29,134
Research and development	270,412	134,662	399,578	200,795
Total operating expenses	7,688,373	1,297,621	11,791,700	2,088,056
LOSS FROM OPERATIONS	(7,688,373)	(1,297,621)	(11,791,700)	(2,088,056)

OTHER INCOME (EXPENSES)
Gain on conversion of payables	-	-	-	43,176
Write-off of deferred offering costs	(73,169)	-	(73,169)	-
Interest income	34,214	386	129,800	386
Interest expense	-	43	-	(4,949)
Foreign exchange gain (loss)	1,677	(1,378)	(13,688)	2,759
Total other income (expenses)	(37,278)	(949)	42,943	41,372

LOSS BEFORE TAXES	(7,725,651)	(1,298,570)	(11,748,757)	(2,046,684)
Income tax benefit (expense)	-	-	-	-

NET LOSS	$(7,725,651)	$(1,298,570)	$(11,748,757)	$(2,046,684)

Net loss per common share, basic and diluted	$(0.29)	$(0.09)	$(0.52)	$(0.19)

Weighted average of common shares outstanding, basic and diluted	26,971,608	14,101,995	22,725,622	10,861,432

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.
Condensed Interim Statements of Shareholders' Equity
For the Three and Nine Months ended July 31, 2026 and 2025
(Unaudited)
(Expressed in United States Dollars)

	Preferred Stock		Common Stock
					Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance , November 1, 2025	-	$-	18,906,066	$18,906	$11,855,307	$(4,521,520)	$7,352,693
Private placements, net of issuance costs	-	-	927,100	927	2,942,424	-	2,943,351
Shares issued under warrant incentive program	-	-	5,525,388	5,525	2,715,036	-	2,720,561
Shares issued for services	-	-	288,610	289	3,081,000	-	3,081,289
Shares issued for exercise of warrants	-	-	1,750,000	1,750	-	-	1,750
Stock-based compensation expense	-	-	-	-	1,493,977	-	1,493,977
Proceeds for warrants issued under warrant incentive program	-	-	-	-	5,526	-	5,526
Net loss	-	-	-	-	-	(11,748,757)	(11,748,757)
Balance, July 31, 2026	-	$-	27,397,164	$27,397	$22,093,270	$(16,270,277)	$5,850,390

Balance, May 1, 2026	-	$-	20,916,173	$20,916	$15,720,093	$(8,544,626)	$7,196,383
Shares issued under warrant incentive program	-	-	4,961,815	4,962	2,287,672	-	2,292,634
Shares issued for services	-	-	269,176	269	3,036,321	-	3,036,590
Shares issued for exercise of warrants	-	-	1,250,000	1,250	-	-	1,250
Stock-based compensation expense	-	-	-	-	1,044,222	-	1,044,222
Proceeds for warrants issued under warrant incentive program	-	-	-	-	4,962	-	4,962
Net loss	-	-	-	-	-	(7,725,651)	(7,725,651)
Balance, July 31, 2026	-	$-	27,397,164	$27,397	$22,093,270	$(16,270,277)	$5,850,390

					Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, November 1, 2024	-	$-	8,528,024	$8,528	$684,399	$(597,963)	$94,964
Private placement	-	-	4,437,500	4,438	2,013,975	-	2,018,413
Shares issued for services	-	-	1,849,167	1,849	831,909	-	833,758
Warrants issued for services	-	-	-	-	482,177	-	482,177
Stock-based compensation expense	-	-		-	149,374	-	149,374
Shares issued for conversion of payables	-	-	207,594	208	122,690	-	122,898
Net loss	-	-	-	-	-	(2,046,684)	(2,046,684)
Balance, July 31, 2025	-	$-	15,022,285	$15,023	$4,284,524	$(2,644,647)	$1,654,900

Balance, May 1, 2025	-	$-	9,505,618	$9,506	$1,513,316	$(1,346,077)	$176,745
Private placements, net of issuance costs	-	-	3,750,000	3,750	1,464,663	-	1,468,413
Shares issued for services	-	-	1,766,667	1,767	765,991	-	765,991
Warrants issued for services	-	-		-	455,491	-	455,491
Stock-based compensation expense	-	-		-	85,063	-	85,063
Net loss	-	-	-	-	-	(1,298,570)	(1,298,570)
Balance, July 31, 2025	-	$-	15,022,285	$15,023	$4,284,524	$(2,644,647)	$1,654,900

The accompanying notes are an integral part of these unaudited condensed interim financial statements

CONEXEU SCIENCES INC.
Condensed Interim Statements of Cash Flows
(Unaudited)
(Expressed in United States Dollars)

	Nine months ended
	July 31, 2026	July 31, 2025
Cash flows from operating activities
Net loss	$(11,748,757)	$(2,046,684)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	12,888	5,477
Depreciation expense	10,408	5,127
Fixed asset, disposed	2,740	-
Gain on conversion of payables	-	(43,176)
Warrants issued for services	-	263,453
Warrants issued to related parties	-	149,374
Options issued for services	1,493,977	-
Shares issued for services	3,081,289	480,496
Loss on write-off of offering costs	73,169	-
Operating lease - right of use	9,841	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	524,865	1,785
Accounts payable and accrued liabilities - related parties	45,374	-
Interest receivable	(2,426)	-
Taxes receivable	3,037	(11,962)
Wages payable	(76,000)	-
Prepaid expenses	(3,524,559)	(42,300)
Security deposit	(18,475)	-
Lease liability	(9,000)	-
Liability to be settle by shares	22,350	-
Net cash used in operating activities	(10,099,279)	(1,238,410)

Cash flow from investing activities
Purchase of fixed assets	(76,229)	(18,668)
Change in convertible note receivables	(2)	-
Loan receivable	-	(40,386)
Net cash used in investing activities	(76,231)	(59,054)

Cash flow from financing activities
Receivable form issuance of private placement shares	2,000,000	-
Repayments on due to shareholders	-	(4,189)
Proceeds for shares issued under the warrant inducement program	2,720,561	-
Proceeds for warrants issued under the warrant inducement program	5,526	-
Proceeds received for performance warrants exercised	1,750	-
Proceeds from private placement, net of issuance costs	2,943,351	2,018,413
Repayments on insurance funding agreement	(92,187)	-
Repayment of loan payable	-	(94,206)
Offering costs paid for future offering	(30,992)	(99,627)
Net cash provided by financing activities	7,548,009	1,820,391

Effect of exchange rate changes on cash	2,997	(4,415)
Increase in cash, cash equivalents and restricted cash	(2,627,501)	522,927
Cash, cash equivalents and restricted cash at beginning of period	4,834,120	314,616
Cash, cash equivalents and restricted cash at end of period	$2,209,616	$833,128

Supplemental cash flow information
Cash paid for interest	$-	$17,547
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Shares issued for prepaid expenses	$-	$353,262
Warrants issued for services to be expensed	$-	$218,724
Investment	$71,328	$-
Prepaid insurance from funding agreement	$469,785	-
New right of use addition	$81,482	-
Shares issued for conversion of payables	$-	$122,897

The accompanying notes are an integral part of these unaudited condensed interim financial statements

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

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

On May 21, 2026, the Company began trading on the Nasdaq Trading Exchange ("Nasdaq") under symbol "CNXU".

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

Prior to its incorporation as a Nevada corporation, the Company's articles of incorporation had three classes of stock, Preferred Series A, Common Class A and Common Class B.  The articles of incorporation allowed for unlimited shares of each type to be issued, and the shares had no par value.

On April 10, 2025, the Company became incorporated in Nevada.  The Nevada articles of incorporation authorized two types of shares, preferred stock and common stock.  Each class of stock has a par value of $0.001 per share.  At the date of conversion, the Company only had Common Class A shares outstanding.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

2. Basis of Presentation (cont'd)

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

Going Concern

These unaudited condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ending July 31, 2026, and 2025, the Company recorded a net loss of $7,725,651 and $1,298,570, respectively. During the nine months ending July 31, 2026, and 2025, the Company recorded a net loss of $11,748,757 and $2,046,684, respectively. As of July 31, 2026, and October 31, 2025, the Company had an accumulated deficit of $16,270,277 and $4,521,520, respectively.

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

As of July 31, 2026, the Company had cash and cash equivalents in the amount of $1,971,408.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory for the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

3. Summary of Significant Accounting Policies

The significant accounting policies applied in the preparation of these unaudited condensed interim financial statements are consistent with the accounting policies disclosed in the Company's audited financial statements for the year ended October 31, 2025.

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, regulatory expenses previously included in professional fees has been reclassified into Regulatory fees to better reflect the nature of the expenses. This reclassification had no effect on previously recorded operating expenses or net loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, funds in transit and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of no more than three months. As of July 31, 2026, the Company had cash of $290,718 and cash equivalents of $1,680,690, for an aggregate amount of $1,971,408.  As of October 31, 2025, there was cash of $4,808,965 and $0 of cash equivalents. The total uninsured cash and cash equivalents balance as of July 31, 2026, and October 31, 2025, were $909,868 and $4,554,887, respectively.

Investment

The Company has an investment of 19,327 shares of Series Seed Preferred Stock in a non-public company.  This investment is less than 20% ownership in the non-public company.  There is no observable market for the shares, and thus no readily determinable fair value.  Due to these circumstances, the Company accounts for the investment at cost less impairment.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (cont'd)

Restricted Cash

Restricted Cash equaling $238,208 represents the following: $75,905 held in a guaranteed investment certificate as collateral for the credit cards issued to the Company; $100 was received from the exercise of 100,000 milestone warrants and $162,203 of monies received relating to the warrant inducement program.. The monies received for the warrants are held in a trust account in the Company's name, that requires the Company's lawyers to approve transfers out of the account and are restricted until the warrants are issued and the funds are requested by the Company The shares for these warrants exercised were issued on June 8, 2026, and June 18, 2026, respectively. As of July 31, 2026, these monies remained in this account due to administrative reasons. On August 18, 2026, the Company received the $162,303 held in the trust account.

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

Advertising Expenses

Advertising expenses are expensed as incurred.  Advertising expenses for the three months ended July 31, 2026, and 2025 were $105,956 and $21,288, respectively. For the nine months ended July 31, 2026, and 2025, advertising expenses totaled $126,665 and $48,503, respectively

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs, which include the cost of contract research services, laboratory supplies and development and manufacture of preclinical compounds and consumables for preclinical testing.  Research and development expenses for the three months ended July 31, 2026, and 2025 were $270,412 and $134,662, respectively. For the nine months ended July 31, 2026, and 2025, research and development expenses totaled $399,578 and $200,795, respectively

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options and warrants, in the unaudited condensed interim statements of operations.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

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

On May 21, 2026, the Company's shares were listed on the Nasdaq and began trading publicly.  Therefore, any fair market valuation will now be determined by the closing price of the shares on any given date.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (cont'd)

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

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the nine months ending July 31, 2026, and 2025, consist of the following (in common stock equivalents):

	July 31, 2026	July 31, 2025
Warrants	6,733,226	8,733,226
Options	735,000	675,000
Restricted Share Units	-	150,000

Basic EPS as calculated in these accompanying unaudited condensed interim financial statements have included the potential dilutive effect of the weighted average of vested penny warrants outstanding. Therefore, 1,250,000 penny warrants have been excluded in the total anti-dilutive warrants in the table above as of July 31, 2026. There were 1,000,000 penny warrants outstanding as of July 31, 2025.

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

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (cont'd)

Subsequent Events

The Company evaluated subsequent events through September 14, 2026, the date in which these unaudited condensed interim financial statements were issued.

4. Fixed Assets

Fixed Assets consist of the following:

	July 31, 2026	October 31, 2025
Furniture and fixtures	661	400
Lab equipment	69,668	-
Computer equipment	20,184	18,268
	90,513	18,668
Less: accumulated depreciation	16,195	7,431
Fixed Assets, net	74,318	11,237

Depreciation expense was $10,408 and $5,127 for the nine months ended July 31, 2026, and 2025, respectively.  For the three months ending July 31, 2026, and 2025, the depreciation expense was $5,483 and $2,296 respectively.

5. Taxes Receivable

The Company has filed with the Canada Revenue Agency ("CRA") a Goods and Services Tax ("GST") return to claim the GST paid on Canadian expenses paid between September 21, 2024 (date of registration) and up to April 10, 2025, when the Company continued from the jurisdiction of British Columbia, Canada to a newly incorporated Nevada corporation and no longer qualified for claiming any GST paid.  The outstanding amount due July 31, 2026, and October 31, 2025, were $0 and $3,037, respectively.

6. Convertible Note Receivable

On May 14, 2025, the Company entered into a Memorandum of Understanding (the "MOU") with a private company (the "Target Company"), related to the potential acquisition of 100% of the assets of the Target Company. Although the general terms of the MOU were non-binding, the Company agreed to provide specific financing under terms that were binding for both parties. The Company entered into a convertible note receivable with the Target Company for an amount up to $87,500.  The convertible note accrues interest at 8% and has a maturity date of nine months from the earlier of when the Company agrees to terminate the MOU or August 22, 2025.  If the closing date of the acquisition occurs prior to the maturity date, all amounts owed will be forgiven and no amounts will remain due.  If the note matures prior to an acquisition occurring or due to the termination of the MOU, on the maturity date the outstanding amount must either be paid by the Target Company or the Company, at its discretion, can convert all of the outstanding principle and interest into Series Seed Preferred Stock of the Target Company at a price of $3.6905 per share.  On October 10, 2025, the Target Company and the Company mutually agreed to not extend and terminate an MOU and conclude any further acquisition negotiations, and the Company exercised its option to convert all principal and interest into shares under the terms of the Convertible Debenture.  As of October 31, 2025, $71,326 was outstanding under the note. On March 24, 2026, the Target Company converted the note along with interest for a total value of $71,328 and issued 19,327 shares of the Target company valued at $3.69 per share.  The Company is accounting for the investment at cost less impairment (See Note 2). As of July 31, 2026, the Company has not recorded any impairment.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

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

The total capitalized costs as of July 31, 2026, and October 31, 2025, were $186,703 and $186,703, respectively.

The patent has an expiration date of February 3, 2036.  Amortization expense for the nine months ended July 31, 2026, and 2025 was $12,888 and $5,477, respectively.  Amortization expense for the three months ending July 31, 2026, was $4,307. During the three months ending July 31, 2025, an amount of $4,344 was expensed.  Accumulated amortization as of July 31, 2026, and October 31, 2025, were $22,707 and $9,819, respectively.

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

Interest expense was $0 and $43 during the three months ended July 31, 2026, and 2025, respectively. For the nine months ended July 31, 2026, and 2025, interest expense totaled $0 and $4,949, respectively.

Insurance Funding Agreement

On May 5, 2026, the Company obtained an insurance policy with total premiums equaling $625,535 on which a cash down payment of $155,750 was paid. On May 12, 2026, the Company entered into an agreement with a third party to finance the remaining premiums of $469,785.  The financing agreement had nine equal monthly payments of $53,943 each month, accrued interest at a rate of 7.95% and a maturity date of February 5, 2027.  Total financing charges equal $15,699. As of July 31, 2026, the outstanding balance, including principal and interest, was $377,598 and was reported on the unaudited condensed interim balance sheet as insurance funding agreement.

9. Right of Use Asset

On March 23, 2026, the Company entered into a 24-month licence agreement commencing May 1, 2026, with monthly base lease fees of approximately $5,016 (comprised of $769 for office space and $4,246 for lab space), plus applicable operating costs and taxes, payable monthly in advance, with a one-month rent-free early access period prior to commencement and two additional base rent "holiday" months (one in each lease year) during which no base rent is payable.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

9. Right of Use Asset (cont'd)

Effective May 1, 2026, the Company began to recognize the lease in accordance with ASC 842.  As of May 1, 2026, the Company recognized an Operating Lease - Right of Use non-current asset of $81,482 and a lease liability of $81,482. As of July 31, 2026, there was accumulated amortization of $9,841.  A corresponding current lease liability of $39,249 and a long-term lease liability of $33,233.

When measuring lease liabilities for leases that classified as operating leases, the Company discounted lease payments using the estimated incremental borrowing rate at the later of the lease inception or May 1, 2026, the date of adoption of the ASC 842.  The weighted average incremental borrowing rate applied was 3.75%.

The following table presents the net lease cost and other supplemental lease information:

	Nine months ending July 31,
	2026	2025
Lease cost:		-
Operating lease cost	$10,378	$-
Short-term lease cost	-	-
Net lease cost	$10,378	$-
Cash paid for operating lease liabilities	$7,478	$-

As of July 31, 2026, the estimated future minimum lease payments, excluding non-lease components, are as follows:

Fiscal Year
2026 (remaining)	$11,217
2027	41,127
2028	22,433
Total future minimum annual lease payments	$74,777
Less: Imputed interest	2,295
Present value of lease liability	$72,482

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

As of July 31, 2026, the Company has recognized the security deposit of $18,475 as a non-current asset in the accompanying unaudited condensed balance sheet.

10.   Related Party Transactions

Founder and Former CEO

The Founder and then Chief Executive Officer ("CEO") made non-interest-bearing advances to the Company with no specific terms of repayment that are due on demand. The outstanding amounts as of July 31, 2026, and October 31, 2025, were $3,722 and $3,722, respectively. These are disclosed as due to shareholders on the unaudited condensed balance sheets.

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

Director 1 earned certain discretionary bonuses in the form of shares and warrants during the nine months ended July 31, 2025.

On January 15, 2025, Director 1 was granted 82,500 shares and 82,500 warrants. The shares vested immediately and had a fair value of $66,000. The warrants vested immediately, had an exercise price of $0.80 and a life of two years. The fair value of the warrants was $26,686. The share-based compensation expense for the nine months ended July 31, 2025, was $92,686.

The total expense, exclusive of the share-based compensation, was $25,000 and $113,500 during the three and nine months ended July 31, 2025. These expenses are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.  As of July 31, 2025, $10,000 was reported as unpaid.

On June 5, 2025, the Company and Director 1 entered into a consulting service agreement for 1,000,000 Performance Warrants. The warrants have an exercise price of $0.001 and a term of 5 years. The milestones are as follows:

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.   Related Party Transactions (cont'd)

Director 1 (Former) (cont'd)

Milestone 1 - 250,000 Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA. The grant date fair value of these warrants was $99,778. This milestone was successfully achieved on July 8, 2025.  The fair value of these warrants is expensed over the expected vesting term. During the three and nine months ended July 31, 2025, an expense of $99,778 was recognized.

Milestone 2 - 250,000 Warrants shall vest upon the Company listing its shares of common stock on The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America. The grant date fair value of these warrants was $99,782. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. This milestone was successfully achieved on May 21, 2026. During the three and nine months ended July 31, 2026, an expense of $99,782 was fully recognized and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Milestone 3 - 250,000 Warrants shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. The grant date fair value of these warrants was $99,783. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. This milestone was successfully achieved on June 17, 2026. During the three and nine months ended July 31, 2026, an expense of $99,783 was fully recognized and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Milestone 4 - 250,000 Warrants shall vest upon the Company submitting a 510(k) application to the FDA. The grant date fair value of these warrants was $99,782. The Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of July 31, 2026, the Company anticipates that this will now occur on March 31, 2027. The expense for the three and nine months ended July 31, 2026, was $11,745 and $34,852, respectively, and are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

On October 23, 2025, Director 1 resigned from the board and the consulting agreement with the company of which Director 1 is a director was mutually terminated.

On November 4, 2025, the Company and former Director 1 reached a separation agreement wherein a one-time lump sum payment of $50,000 was paid to the company in which the former director is a director.  It was also agreed that the options previously granted to the former director on June 9, 2025, would continue to maintain the original expiry date of June 8, 2030, rather than expiring 90 days following termination or resignation or January 31, 2026. The full $50,000 of this expense was incurred during the nine months ending July 31, 2026, and is included within management and director's salaries and fees on the unaudited condensed interim statements of operations.

On May 28, 2026, this former director exercised 400,000 milestone warrants for total gross proceeds of $400.  The Company issued 400,000 common shares in connection with the warrant exercise.

On June 18, 2026, this former director exercised 250,000 milestone warrants for total gross proceeds of $250.  The Company issued 250,000 common shares in connection with the warrant exercise.

Director 2 & CCO

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

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.   Related Party Transactions (cont'd)

Director 2 & CCO (cont'd)

Effective March 2025, the Company entered into a new consulting agreement with Director 2, which had an indefinite term, and increased the monthly fee of $10,000.  On November 1, 2025, this amount was revised to $9,900 per month. On December 14, 2025, Director 2 and the Company agreed to mutually terminate the consulting agreement.

The total expense incurred in connection with these agreements was $0 and $30,000 during the three months ended July 31, 2026, and 2025, respectively.  For the nine months ended July 31, 2026, and 2025 the total expense incurred equalled $19,800 and $80,000, respectively.  These expenses are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

On December 15, 2025, the board agreement between Director 2 and the Company was revised.  Effective January 1, 2026, the Director was entitled to quarterly compensation of $45,000 to be paid in monthly instalments of $15,000.  For the three and nine months ended July 31, 2026, a total of $30,000 and $90,000, respectively, is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

As of July 31, 2026, and 2025, there were no outstanding payables.

On June 5, 2025, the Company and Director 2 entered into a consulting service agreement for 1,000,000 Performance Warrants. The warrants have an exercise price of $0.001 and a term of 5 years. The milestones are as follows:

Milestone 1 - 250,000 Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA. The grant date fair value of these warrants was $99,778. This milestone was successfully achieved on July 8, 2025.  The fair value of these warrants is expensed over the expected vesting term. During the three and nine months ended July 31, 2025, an expense of $99,778 was recognized.

Milestone 2 - 250,000 Warrants shall vest upon the Company listing its shares of common stock on The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America. The grant date fair value of these warrants was $99,782. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. This milestone was successfully achieved on May 21, 2026. During the three and nine months ended July 31, 2026, an expense of $99,782 was fully recognized and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Milestone 3 - 250,000 Warrants shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. The grant date fair value of these warrants was $99,783. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. This milestone was successfully achieved on June 17, 2026. During the three and nine months ended July 31, 2026, an expense of $99,783 was fully recognized and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Milestone 4 - 250,000 Warrants shall vest upon the Company submitting a 510(k) application to the FDA. The grant date fair value of these warrants was $99,782. The Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of July 31, 2026, the Company anticipates that this will now occur on March 31, 2027. The expense for the three and nine months ended July 31, 2026, was $11,745 and $34,852, respectively, and are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.   Related Party Transactions (cont'd)

Director 2 & CCO (cont'd)

On June 11, 2026, the board of directors, upon the recommendation of both the nominating and governance and compensation committees, approved the appointment of Director 2 as the Chief Commercial Officer ("CCO") effective June 15, 2026, along with their associated compensation package. Director 2 will continue to serve on the board as a non-independent executive board member.  As part of their role as CCO, they will become a full-time employee, their annual salary is $270,000, additional incentives include, an annual discretionary bonus, a milestone equity award up to a maximum of 0.75% of the Company's common shares on an issued and outstanding basis at the time of the equity grant, plus $37,500 upon the date of the completion of a financing of $20 million at a minimum of $150 million pre-money market capitalization. If the financing completed is a minimum of $15 million at a minimum of $150 million pre-money market capitalization, then then two-thirds of the $37,500 or $24,750 will be earned and paid out.

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

For the three months ended July 31, 2026, and 2025, the Company incurred, $37,500 and $0, respectively.  For the nine months ended July 31, 2026, and 2025, the total expense was $212,500 and $0, respectively.  The expense is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

During the nine months ended July 31, 2026, Director 3 earned a one-time incentive payment of $100,000 in recognition of their efforts to date in helping the Company achieve its short-term goals and building to achieve its longer-term goals.

As of July 31, 2026, and 2025, $20,000 and $0, respectively, was reported under accounts payable and accrued liabilities - related parties on the unaudited condensed balance sheet of the same date.

On June 5, 2025, the Company and Director 3 entered into a consulting service agreement for 2,000,000 Performance Warrants. The warrants have an exercise price of $0.001 and a term of 5 years. The milestones are as follows:

Milestone 1 - 500,000 Warrants shall vest upon the Company completing and receiving the results of the three-month Collagen Study in Boston, MA. The grant date fair value of these warrants was $199,555. This milestone was successfully achieved on July 8, 2025. The fair value of these warrants is expensed over the expected vesting term. During the three and nine months ended July 31, 2025, an expense of $199,555 was recognized.

Milestone 2 - 500,000 Warrants shall vest upon the Company listing its shares of common stock on The Nasdaq Stock Market, LLC, or any such other recognized stock exchange in North America. The grant date fair value of these warrants was $199,563. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. This milestone was successfully achieved on May 21, 2026. During the three and nine months ended July 31, 2026, an expense of $199,563 was fully recognized and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Milestone 3 - 500,000 Warrants shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. The grant date fair value of these warrants was $199,566. The fair value of these warrants will be expensed in its entirety upon achievement of this milestone. This milestone was successfully achieved on June 17, 2026. During the three and nine months ended July 31, 2026, an expense of $199,566 was fully recognized and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.   Related Party Transactions (cont'd)

Director 3 and former CEO (May to October 2025) (cont'd)

Milestone 4 - 500,000 Warrants shall vest upon the Company submitting a 510(k) application to the FDA. The grant date fair value of these warrants was $199,563. The Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of July 31, 2026, the Company anticipates that this will now occur on March 31, 2027. The expense for the three and nine months ended July 31, 2026, was $23,490 and $69,703, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

The CEO resigned October 22, 2025, and continued as a non-executive Director.

Effective November 1, 2025, Director 3 entered into a board agreement to serve on the Company's board of directors for an indefinite term. In connection with this agreement, Director 3 is entitled to a $15,000 quarterly directors' fee. On June 15, 2026, board members were issued a compensation notice, advising them of adjustments to their board compensation. All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.

Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

During the three-and nine-months ending July 31, 2026, the total expense incurred in connection with the original agreement and the new compensation notice was $20,000 and $50,000, respectively and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations

In December 2025, Director 3 exercised 500,000 of their vested milestone warrants for gross proceeds of $500. The Company issued 500,000 common shares in connection with the warrant exercise.

On May 22, 2026, Director 3 exercised 500,000 of their vested milestone warrants for gross proceeds of $500.  The Company issued 500,000 common shares in connection with the warrant exercise.

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

For the three and nine months ended July 31, 2025, an expense of $30,000 and $40,000, respectively, was incurred and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.  As of July 31, 2025, there was no accounts payable outstanding.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.   Related Party Transactions (cont'd)

CMO, former Director 4 and former President (cont'd)

On April 1, 2025, the Company granted the CMO 100,000 stock options with an exercise price of $0.40, that vest 6 months from the effective date of their service agreement or from April 1, 2025, and have a 24-month expiry date from the grant date or April 1, 2027.  The fair value of the stock options granted was determined to be $57,527.  In connection with these options, $28,936 and $38,052 in stock compensation was recognized during the three and nine months ended July 31, 2025, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

On October 15, 2025, the CMO became a full-time employee and agreed to a remuneration package of an annual salary of $240,000 or $20,000 per month, along with an inducement signing bonus of $35,000 and, when available, access to a Company benefits plan.  Since February 1, 2026, the CMO is now enrolled in a Company benefit plan for Canadian employees.  Until that plan is in place it was agreed to pay the CMO an additional monthly stipend of $3,000 for medical coverage.  Additionally, the CMO was granted shares of the Company equaling 0.5% of the common shares of the Company on an issued and outstanding basis at the time of the effective date of the employment agreement, to be immediately vested.  On October 15, 2025, this represented a total of 87,861 common shares with a fair value of $2.00 per share or a total of $175,723.

On October 22, 2025, he resigned from his role as President and Director, while maintaining his position as CMO.

As at October 31, 2025, the Company recognized wages payable of $45,000 on the condensed balance sheets.

Director 5

On May 14, 2025, a new Director 5 was appointed to the Company's board of directors.

On October 23, 2025, Director 5 entered into a new board agreement with the Company. The agreement has an effective date of October 23, 2025, an indefinite term, and beginning November 2025, entitles the Director to quarterly compensation of $15,000 to be paid in common shares, based on the price of the Company's most recent financing at the time. On June 15, 2026, board members were issued a compensation notice, advising them of adjustments to their board compensation. All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.

Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

For the three and nine months ended July 31, 2026, a total expense of $15,125 and $45,125, respectively, had been incurred and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.  As of July 31, 2026, $7,500 due for the quarter was reported under liabilities to be settled with shares on the unaudited condensed balance sheet. Effective June 15, 2026, Director 5 has agreed to accept cash payment for his director's fees rather than receive shares and he has directed that those cash payments be made to a company of which is has controlling interests.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.  Related Party Transactions (cont'd)

Director 5 (cont'd)

On November 1, 2025, Director 5 entered into a new medical advisory agreement. In accordance with the agreement, the director will be compensated monthly $9,900 which will be paid through issuance of common shares based on the most recent financing at the time of issuance, and or if the Company is publicly traded the 20-day volume weighted average pricing of common shares immediately prior to the payment date.  Additionally, should the medical advisor be directly responsible for a referral or introduction to a third party that makes an investment in the Company, or its assets, or acquires all or portion of the Company's assets the Director will be entitled to a fee equal to 2.5% of the value of the transaction, to a maximum of $5,000,000. This fee can be paid either in shares or cash, at the discretion of the director.  The agreement had an indefinite term. For the three and nine months ended July 31, 2026, a total expense of $29,700 and $89,100, respectively, had been incurred and is included in consulting on the unaudited condensed interim statements of operations.  As of July 31, 2026, $14,850 was reported under liabilities to be settled with shares on the unaudited condensed balance sheet.  Effective June 15, 2026, Director 5 has agreed to accept cash payment for his medical advisory agreement rather than receive shares and he has directed that those cash payments be made to a company of which he has controlling interests.

On March 17, 2026, the Company issued 19,434 shares at a price of $2.30 per share to Director 5 in settlement of fees owed related to their advisory and director's agreements.

On May 14, 2026, the Company issued 11,175 shares at a fair value of $4.00 per share to settle liabilities with Director 5.

As of July 31, 2026, a total of $22,350 was included in liabilities to be settled in shares on the unaudited condensed balance sheet of the same date.

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

For the three and nine months ended July 31, 2026, the Company expensed $92,253 and $289,796, respectively, as part of the management and directors' salaries and fees on the unaudited condensed interim statements of operations relating to these shares. As of July 31, 2026, there is potential future unrecognized expense of $413,094.

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

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.  Related Party Transactions (cont'd)

CFO (cont'd)

The total expense incurred in connection with these agreements was $0 and $12,500 during the three months ended July 31, 2026, and 2025, respectively. For the nine months ended July 31, 2026, and 2025, a total expense of $0 and $28,500, respectively were incurred. These expenses are included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

As of July 31, 2026, and October 31, 2025, $2,280 and $0, respectively, were unpaid to a company that is controlled by the CFO and that provides bookkeeping services to the Company and are included in accounts payable and accrued liabilities - related party in the unaudited condensed balance sheets of the same date.

During the nine months ended July 31, 2025, the Company converted outstanding payables of $10,875 owed to the CFO into 13,594 shares with a fair value of $640. This resulted in a gain on conversion of $10,235. This is included within gain on conversion of payables on the unaudited condensed interim statements of operations.

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

On June 9, 2025, the Company granted to the CSO, 50,000 stock options with an exercise price of $0.40 and that vest 12 months from the grant date. The fair value of the stock options granted was determined to be $18,553. During the three and nine months ended July 31, 2026, the Company expensed $2,033 and $11,233 (nine months ending July 31, 2025 - $2,643), respectively, as part of the management and directors' salaries and fees on the unaudited condensed statements of operations related to the value of the options granted and now vested. On June 9, 2026, the stock options fully vested and had been fully expensed.

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

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.   Related Party Transactions (cont'd)

Director 7

On October 23, 2025, the Company appointed a new director to the board of directors, Director 7. The agreement has an effective date of October 23, 2025, an indefinite term, and beginning November 2025, entitles the Director to quarterly compensation of $15,000.  On June 15, 2026, board members were issued a compensation notice, advising them of adjustments to their board compensation. All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.

Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

During the three-and nine-months ending July 31, 2026, the total expense incurred in connection with the board agreement was $15,125 and $45,125, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

On October 28, 2025, a company to which Director 7 is related, subscribed to purchase 869,566 common shares of the Company at $2.30 per share for a total investment of $2,000,001.

On December 1, 2025, the Company entered into a consulting agreement with a company to which Director 7 is related. The agreement had a total contract amount of $100,000. Per the agreement, $25,000 was due up front, with monthly payments of $6,818 to be made through the remaining 11-month term of the agreement. During the three and nine months ended July 31, 2026, the Company expensed $25,000 and $66,667, respectively, in connection with this agreement and is included within consulting on the unaudited condensed interim statements of operations. As of July 31, 2026, $6,060 is included within prepaid expenses on the unaudited condensed balance sheet.

In January 2026, a company to which Director 7 is related subscribed to purchase 352,174 common shares of the Company at $2.30 per share for a total investment of $810,000.

In March 2026, a company to which Director 7 is related subscribed to purchase 262,500 common shares of the Company at $4.00 per share for a total investment of $1,050,000.

On May 12, 2026, a company to which Director 7 is related exercised 422,500 warrants under the warrant incentive Program at an exercise price of $0.80 for gross proceeds of $338,000.  The Company issued 422,500 common shares, along with new warrants totaling 422,500 purchased at $0.001 for gross proceeds of $422.  The new warrants have an exercise price of $2.30, with a three-year expiry date from the date of issuance.

On June 18, 2026, a company to which Director 7 is related exercised 202,500 warrants under the warrant incentive Program at an exercise price of $0.80 for gross proceeds of $162,000.  The Company issued 202,500 common shares, along with new warrants totaling 202,500 purchased at $0.001 for gross proceeds of $202.  The new warrants have an exercise price of $2.30, with a three-year expiry date from the date of issuance.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.  Related party transactions (cont'd)

Director 8

Effective November 1, 2025, the Company appointed a new director to the board of directors, Director 8. The agreement has an effective date of October 31, 2025, an indefinite term, and beginning November 2025, entitles the Director to quarterly compensation of $15,000. On June 15, 2026, board members were issued a compensation notice, advising them of adjustments to their board compensation. All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.

Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

During the three-and nine-months ending July 31, 2026, the total expense incurred in connection with this agreement was $15,625 and $45,625 respectively.

In November 2025, a company controlled by Director 8 subscribed to purchase 10,869 common shares of the Company at $2.30 per share for a total investment of $24,999.

Director 9

On June 15, 2026, Director 9 was appointed to the Company's board of directors.

All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty-five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.  Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

During the three-and nine-months ending July 31, 2026, the total expense incurred in connection with this agreement was $8,750 and $8,750 respectively.

Director 10

On June 15, 2026, Director 10 was appointed to the Company's board of directors.

All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000.  Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty-five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.  Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

10.  Related party transactions (cont'd)

Director 10 (cont'd)

During the three-and nine-months ending July 31, 2026, the total expense incurred in connection with this agreement was $7,938 and $7,938 respectively.

Director 11

On June 15, 2026, Director 11 was appointed to the Company's board of directors.

All board members will be eligible for an annual cash compensation of $50,000; the chair of the board will receive an annual compensation of $100,000. Additionally, on an annual basis, each board member will be granted the equivalent of $100,000 worth of Restricted Share Units, the number of shares will be determined based on the closing price on the grant date.  Twenty-five percent (25%) of the shares will vest every 3 months for the following twelve months.  The chairman of the board will receive the equivalent of $150,000 under the same terms as the other board members.  Eligibility will be determined on the "continuous service" conditions as defined in the board member's agreement.  Furthermore, all board members serving on any of the committees will receive the following; Nominating and Governance committee members will receive $5,000 per year, with the chair of the committee receiving $7,500; Compensation committee members will receive $6,000 per year, with the chair of the committee receiving $12,000 and, Audit committee members will receive $7,500 per year, with the chair of the committee receiving $15,000.

During the three- and nine-months ending July 31, 2026, the total expense incurred in connection with this agreement was $8,688 and $8,688 respectively.

Head of Strategy and Transformation

On November 17, 2025, the Company entered into a consulting agreement with a company controlled by an individual who was appointed Head of Strategy and Transformation on February 9, 2026. During the three and nine months ended July 31, 2026, the Company incurred consulting fees of $55,369 and $96,574, respectively, under this arrangement. As part of this appointment, the Company granted 50,000 stock options with an exercise price of $2.30, an expiry term of 5 years from the grant date of February 9, 2026, and a fair value of $75,500.  Twenty five percent of the options vest every three months from the grant date.  For the three- and nine-months ending July 31, 2026, the Company recognized under consulting fees on the unaudited condensed interim statements of operations related to the value of the options granted and now vested, $19,030 and $35,578, respectively.  As of July 31, 2026, $10,594 remained payable to the related party and was included in accounts payable and accrued liabilities - related party in the unaudited condensed interim balance sheet.

Head of Business Development and Licensing

On February 5, 2026, the Company entered into a consulting agreement with a company controlled by an individual who was appointed Head of Business Development and Licensing on March 2, 2026. During the three and nine months ended July 31, 2026, the Company incurred consulting fees of $37,500 and $62,500, respectively, under this arrangement. As of July 31, 2026, $12,500 remained payable to the related party and was included in accounts payable and accrued liabilities - related party in the unaudited condensed interim balance sheet.

11. Share capital

Write-off of Deferred Offering Costs

The Company was pursuing an Initial Public Offering "IPO", in which they were capitalizing costs incurred in connection with the potential offering as deferred offering costs. During the nine months ended July 31, 2026, the Company decided to pursue a direct listing rather than go forward with the IPO. Due to this, the Company wrote off $73,169 of deferred offering costs that were capitalized for the previously pursued IPO. These costs are recorded as a write-off of offering costs on the unaudited interim condensed statements of operations during the three and nine months ended July 31, 2026.

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

On November 12, 2025, the Company closed the second tranche of the non-brokered private placement and issued 87,956 shares for total proceeds of $202,299. The Company incurred $7,000 of offering costs in connection with this non-brokered private placement. During this private placement, the Company issued 10,869 common shares of the Company at $4.00 per share for a total investment of $24,999 to a company to which a member of the board of directors is related

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

11.    Share capital (cont'd)

Private Placements - Non-brokered (cont'd)

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

The fair value of the warrants issued in the private placements during the nine months ended July 31, 2026, and the year ended October 31, 2025, was determined using the following Black-Scholes Pricing model assumptions:

	July 31, 2026	October 31, 2025
Share price	-	$0.80
Exercise price	-	$0.40 - $0.80
Expected life	-	2.00 - 3.00 years
Volatility	-	102.64% to 122.96%
Risk-free interest Rate	-	3.69% - 4.31%

Shares Issued for Services

On May 8, 2025, the Company entered into a service agreement in which it was agreed that the consultant would provide advisory and consultancy services related to the Company's Form C disclosure documents required for a planned Regulation Crowdfunding ("Reg CF") offering, advising the Company on marketing, organizational and financial issues and business development.  The agreement was for a twelve (12) month period from its effective date of May 8, 2025, and includes a one-time cash payment of $75,000 as a retainer to be expensed monthly over the term of the agreement and is included in the consulting expense on the unaudited condensed interim statements of operations.  As of October 31, 2025, a balance of $37,500 remained outstanding and was included in the prepaid expenses on the condensed balance sheets. In addition to performing the defined services, the vendor was to make a one-time purchase of 1,200,000 shares of the Company's common stock at a price of $0.001 per share for gross proceeds of $1,200 which is accounted for as a reduction of the fair value of the shares issued.  The fair value of the shares was determined to be $480,000, which, net of the $1,200, is to be expensed over the term of the agreement. As of October 31, 2025, $247,927 was included in prepaid expenses on the condensed balance sheet.  During the three and nine months ended July 31, 2026, a total of $9,206 and $247,926, respectively, was expensed as consulting fees on the unaudited condensed interim statements of operations. During the three and nine months ended July 31, 2025, a total of $110,190 was recognized and expensed as consulting fees on the unaudited condensed interim statements of operations.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

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

On January 15, 2025, Director 1 received 82,500 shares of common stock for a fair value of $66,000 as disclosed in Note 10 - Related Party Transactions.  The stock vested immediately and $66,000 was expensed and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

In May 2025, the Company also issued 416,667 shares of common stock to a consultant for a fair value of $166,667, which was expensed over the 24-month term of the agreement. As of October 31, 2025, $126,484 is included in prepaid expenses in the condensed balance sheets. On May 27, 2026, the Company mutually agreed to terminate, without penalty this consulting agreement and therefore during the three and nine months ended July 31, 2026, a total of $84,931 and $126,484 was expensed as consulting fees on the unaudited condensed interim statements of operations. During the three and nine months ended July 31, 2025, a total of $19,178, was recognized and was expensed as consulting fees on the unaudited condensed interim statements of operations. As of July 31, 2026, there was no longer any prepaid balance to be expensed.

On October 15, 2025, the Company also issued 442,514 shares of common stock to employees and a director of the Company as part of their employment and board of director's agreements with a fair value of $885,028.  The terms of these agreements were indefinite and the shares vested immediately.

On March 17, 2026, the Company issued 19,434 shares at a price of $2.30 per share to a director in settlement of $44,698 in fees owed related to their consulting and director's agreements. The fair value of the shares was $44,698.

On April 28, 2026. the Company entered into a marketing agreement with a vendor. Under the terms of the agreement, the vendor will assist in video hosting, and distribution services for marketing and communications activities. In connection with the agreement, the Company is to issue the vendor a total of 10,002 common shares in six separate issuances of 1,667 shares each, with the issuance dates being the 28th day commencing in May 2026 until October 2026. The fair value of the shares issued at May 28, 2026, June 28, 2026, and July 28, 2026, were $22,905, $18,270, and $12,986, respectively, with the fair value per share being determined based off the closing price of the shares at the date of issuance, as the issuance of the shares was contingent upon a service condition leading up to the issuance date. During the three and nine months ended July 31, 2026, a total of $54,161 was recognized and expensed as consulting fees on the unaudited condensed interim statements of operations.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

 11.   Share capital (cont'd)

Shares Issued for Services (cont'd)

On May 14, 2026, the Company issued 11,175 shares at a price of $4.00 per share to a director in settlement of $44,700 in fees owed related to their consulting and director's agreements. The fair value of the shares was $44,700.

On May 21, 2026. the Company entered into a marketing agreement with a vendor. Under the terms of the agreement, the vendor will advise the Company regarding media creation, online awareness strategies, and introductions to relevant business contacts and appropriate strategic partners. In connection with the agreement, the Company is to issue the vendor a total of 210,000 common shares in three separate issuances of 70,000 shares each, with the issuance dates being May 22, 2026, June 22, 2026, and July 22, 2026. The fair value of the shares issued at these dates were $945,000, $852,600, and $653,800, respectively, with the fair value per share being determined based off the closing price of the shares at the date of issuance, as the issuance of the shares was contingent upon a service condition leading up to the issuance date. During the three and nine months ended July 31, 2026, a total of $2,451,400 was recognized and expensed as consulting fees on the unaudited condensed interim statements of operations.

On May 21, 2026. the Company entered into a marketing agreement with a vendor. Under the terms of the agreement, the vendor will provide strategic marketing and communications services designed to increase awareness, visibility, and engagement with respect to the Company's business, initiatives, and overall market presence. In connection with the agreement, the Company is to issue the vendor a total of 30,000 common shares in six separate issuances of 5,000 shares each, issuance dates being the 21st day of each month commencing in June 2026 until November 2026. The fair value of the shares issued at June 21, 2026, and July 21, 2026, were $66,400 and $46,700, respectively, with the fair value per share being determined based off the closing price of the shares at the date of issuance, as the issuance of the shares was contingent upon a service condition leading up to the issuance date. During the three and nine months ended July 31, 2026, a total of $113,100 was recognized and expensed as consulting fees on the unaudited condensed interim statements of operations.

On May 21, 2026. the Company entered into a marketing agreement with a vendor. Under the terms of the agreement, the vendor will provide corporate advisory and investor relations services. In connection with the agreement, the Company is to issue the vendor a total of 9,000 common shares in six separate issuances of 1,500 shares each, issuance dates being the 21st day of each month commencing in June 2026 until November 2026. The fair value of the shares issued at June 21, 2026, and July 21, 2026, were $19,920 and $14,010, respectively, with the fair value per share being determined based off the closing price of the shares at the date of issuance, as the issuance of the shares was contingent upon a service condition leading up to the issuance date. During the three and nine months ended July 31, 2026, a total of $33,930 was recognized and expensed as consulting fees on the unaudited condensed interim statements of operations.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

 11.   Share capital (cont'd)

Shares Issued for Services (cont'd)

On May 21, 2026. the Company entered into a marketing agreement with a vendor. Under the terms of the agreement, the vendor will provide digital media and brand awareness, social media management, content creation, and distribution services. In connection with the agreement, the Company is to issue the vendor a total of 30,000 common shares in two separate issuances of 15,000 shares each, with the issuance dates being June 21, 2026, and July 21, 2026. The fair value of the shares issued at June 21, 2026, and July 21, 2026, were $199,200 and $140,010, respectively, with the fair value per share being determined based off the closing price of the shares at the date of issuance, as the issuance of the shares was contingent upon a service condition leading up to the issuance date. During the three and nine months ended July 31, 2026, a total of $339,210 was recognized and expensed as consulting fees on the unaudited condensed interim statements of operations.

Shares Issued for Conversion of Payables

Between November 30, 2024 and January 31, 2025, the Company issued 207,594 shares of common stock with a fair value of $122,898 to settle outstanding payables. These transactions resulted in a gain on conversion of payables of $43,176.

Warrants

Warrants Issued for Services

On January 21, 2025, the Company issued 82,500 warrants to Director 1 for a fair value of $26,686. The warrants vested immediately. During the three- and nine-months ending July 31, 2025, an expense of $26,686 was incurred and was included within management and directors' salaries and fees on the unaudited condensed interim statements of operations.

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

Milestone 3 - Third quarter of the warrants granted shall vest upon the Company's listed shares of common stock trading for at least 20 consecutive trading days at a market capitalization of $80,000,000 or greater in the currency of the recognized stock exchange in North America on which the shares of common stock are listed. Milestone achieved June 17, 2026.

Milestone 4 - Fourth and final quarter if the warrants granted shall vest upon the Company submitting a 510(k) application to the FDA.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

 11.   Share capital (cont'd)

Warrants (cont'd)

Warrants Issued for Services (cont'd)

On July 8, 2025, the first milestone was achieved, and the Company recorded a total expense of $399,111 within management and directors' salaries and fees on the unaudited condensed interim statements of operations during the year ended October 31, 2025.

On May 21, 2026, the second milestone was achieved, and the Company recorded a total expense of $399,127 within management and directors' salaries and fees on the unaudited condensed interim statements of operations during the three months ending July 31, 2026.

On June 17, 2026, the third milestone was achieved, and the Company recorded a total expense of $399,132 within management and directors' salaries and fees on the unaudited condensed interim statements of operations during the three months ending July 31, 2026.

For the fourth milestone, the Company assessed a greater than 70% probability that this would occur. As of October 31, 2025, the Company anticipated that this would occur on June 30, 2026. As of July 31, 2026, the Company anticipates that this will now occur on March 31, 2027. The expense for the three and nine months ended July 31, 2026, was $46,979 and $139,406, respectively, and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations. During the three and nine months ended July 31, 2025, an expense of $57,309 and is included within management and directors' salaries and fees on the unaudited condensed interim statements of operations. See Note 10 - Related Party Transactions for details.

In May 2025, the Company issued 416,667 warrants with a fair value of $102,912 to a consultant for a 24-month consulting agreement. As of October 31, 2025, $78,100 was reported as a prepaid expense on the condensed balance sheet. On May 27, 2026, the Company mutually agreed to terminate, without penalty, the consulting agreement with the consultant, the early termination of this agreement accelerated the prepaid expense of $78,100 in non-cash stock-based compensation to be fully expensed as on the date of the termination. During the three and nine months ended July 31, 2026, a total of $52,445 and $78,100, respectively, was expensed as consulting fees on the unaudited condensed interim statements of operations. During the three and nine months ended July 31, 2025, a total of $11,842, was expensed as consulting fees on the unaudited condensed interim statements of operations.

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

On May 22, 2026, a former Director of the Company, exercised 400,000 milestone warrants for a total amount of proceeds of $400.  The Company issued 400,000 common shares in connection with the warrant exercise.

On June 8, 2026, a shareholder of the Company, to whom milestone warrants had been transferred, exercised 100,000 milestone warrants for a total amount of proceeds of $100.  The Company issued 100,000 common shares in connection with the warrant exercise.

On June 18, 2026, a former Director of the Company, exercised 250,000 milestone warrants for a total amount of proceeds of $250.  The Company issued 250,000 common shares in connection with the warrant exercise.

The fair value of the warrants issued as compensation during the nine months ended July 31, 2026, and the year ended October 31, 2025, was determined using the following Black-Scholes Pricing model assumptions:

	July 31, 2026	October 31, 2025
Share price	-	$0.40 - $0.80
Exercise price	-	$0.001 - $0.80
Expected life	-	1.00 - 3.15 years
Volatility	-	105.57% to 139.13%
Risk-free interest Rate	-	3.90% - 4.19%

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

 11.   Share capital (cont'd)

Warrants (cont'd)

Warrants Issued for Services (cont'd)

The stock price in the model was based on the methodology disclosed in Note 3, the volatility was based on the historical volatility of comparable public companies, and the expected term is determined using the Simplified Method.

Warrant Incentive Program

On October 1, 2025, the Board of Directors approved a Warrant Exercise Incentive Program (the "Incentive Program"), inviting current warrant holders to exercise their warrants early at the existing exercise price and if they choose to do so, they are then entitled to subscribe for a new full warrant for each warrant exercised, with a purchase price of $0.001, a 36-month expiry date and an exercise price of $2.30.  The initial expiry date of the Incentive Program was December 31, 2025, however, on December 15, 2025, the Board agreed to extend the expiry date of the Incentive Program to April 30, 2026.  On April 28, 2026, the Board agreed to amend an extend further the expiry date of the Incentive Program to June 30, 2026.

On February 11, 2026, under the Company Incentive Program, an initial group of warrant holders exercised 563,573 warrants for a total amount of proceeds of $427,928 and purchased 563,573 new warrants at $0.001 for an additional $564 for the new warrants.  The fair value of the new warrants was calculated as $692,534.

On May 12, 2026, under the Company Incentive Program, a group of warrant holders exercised 4,342,648 warrants for a total amount of proceeds of $1,963,967 and purchased 4,342,648 new warrants at $0.001 for an additional $4,343 for the new warrants.  Of the total warrants exercised, 422,500 warrants were exercised by a company to which one of the Directors of the Company is related and is reported in Note 10 - Related Party Transactions. The fair value of the new warrants was calculated as $11,599,167.

On June 5, 2026, under the Company Incentive Program, a warrant holder exercised 416,667 warrants for a total amount of proceeds of $166,667 and purchased 416,667 new warrants at $0.001 for an additional $417 for the new warrants.  The fair value of the new warrants was calculated as $5,597,073.

On June 18, 2026, under the Company Incentive Program, a warrant holder exercised 202,500 warrants for a total amount of proceeds of $162,000 and purchased 202,500 new warrants at $0.001 for an additional $202 for the new warrants.  The warrant holder is company to which a Director of the Company is related and is reported in Note 10 - Related Party Transactions. The fair value of the new warrants was calculated as $2,328,266.

The fair value of the warrants issued under the incentive program during the nine months ended July 31, 2026, was determined using the following Black-Scholes Pricing model assumptions:

July 31, 2026
Share price	$2.30- $15.25
Exercise price	$2.30
Expected life	3.0 years
Volatility	79.42% - 80%
Risk-free interest Rate	3.5% - 4.21%

The share price in the model was based on pre-May 21, 2026, the most recent private placement price and post-May 21, 2026, the quoted price in the market, the volatility was based on the historical volatility of comparable public companies, and the expected term is determined using the Simplified Method.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

 11.   Share capital (cont'd)

Warrants (cont'd)

A summary of common stock warrant activity during the nine months ending July 31, 2026, and the year ending October 31, 2025, is as follows:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining contractual life	Aggregate intrinsic value
Outstanding at November 1, 2024	796,559	0.75	-	-
Granted	8,936,667	0.26	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding at October 31, 2025	9,733,226	0.30	3.12	19,505,021
Granted	5,525,388	2.30	-	-
Exercised	7,275,388	0.37	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding at July 31, 2026	7,983,226	1.61	3.00	53,472,883
Exercisable at July 31, 2026	6,983,226	1.84	2.88	45,163,883

As of July 31, 2026, there remained an unrecognized stock-based compensation expense for the unvested warrants of $108,257.

Options

On June 7, 2025, the Company approved a Stock Incentive Plan (the "Plan") and Stock-Based Compensation Agreement.  The Plan allows for a maximum of 3,000,000 common shares to be granted under the Plan.

Options Issued for Services

On November 1, 2025, a total of 10,000 stock options were granted to an employee with a total fair value of $17,090, the options will vest 12 months from the grant date, the exercise price is $2.30 per share and will expire on November 1, 2030.  For the three and nine months ended July 31, 2026, the Company recognized under Management and directors' salaries and fees - related parties on the unaudited condensed interim statements of operations related to the value of the options granted and now vested, $4,273 and $12,818, respectively.

On February 9, 2026, a total of 200,000 stock options were granted, in allotments of 50,000 each, to a consultant and three advisors with a total fair value of $302,000.  Twenty-five percent of the options will vest every three months, the exercise price is $2.30 per share, and the expiration date is February 9, 2031.  For the three- and nine-months ending July 31, 2026, the Company recognized under consulting fees on the unaudited condensed interim statements of operations related to the value of the options granted and now vested, $76,121 and $142,312, respectively.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

11.   Share capital (cont'd)

Options (cont'd)

The fair value of the stock options during the nine months ended July 31, 2026, and the year ended October 31, 2025, was determined using the following weighted average Black-Scholes Option Pricing model assumptions:

	July 31, 2026	October 31, 2025
Share price	$2.30	$0.40 - $1.01
Exercise price	$2.30	$0.40 - $0.80
Expected life	5.00 years	0.50 - 3.00 years
Volatility	79.40% - 129.44%	124.45% - 170.85%
Risk-free interest Rate	3.50% - 3.56%	3.72% - 4.23%

The stock price in the model was based on the methodology disclosed in Note 3, the volatility was based on the historical volatility of comparable public companies, and the expected term is determined using the Simplified Method.

A summary of common stock options activity during the nine months ended July 31, 2026, and the year ended October 31, 2025, is as follows.

	Number of options	Weighted Average exercise price	Weighted Average remaining contractual life	Aggregate intrinsic value
Outstanding, November 1, 2024	-	-	-	-
Granted	675,000	$0.61	3.22	-
Exercised	-	-	-	-
Cancelled or forfeited	-	-	-	-
Outstanding, October 31, 2025	675,000	$0.61	3.22	1,142,500
Granted	210,000	$2.30	4.48	-
Exercised	-	-	-	-
Cancelled or forfeited	150,000	$0.80	-	-
Outstanding, July 31, 2026	735,000	$1.05	3.63	5,334,850
Exercisable, July 31, 2026	575,000	$0.87	3.44	4,278,250

As of July 31, 2026, there remained an unrecognized stock-based compensation expense for the unvested options of $163,995.

12.   Subsequent Events

On August 21, 2026, 160,338 warrants expired unexercised.

On August 24, 2026, the Company issued 6,500 common shares to two vendors as part of their service agreements.  The fair value of these shares was determined based on the Nasdaq closing price on August 21, 2026, of $8.89 per share.

On August 24, 2026, the Company issued a total of 5,259 common shares to a director in settlement of liabilities owed for advisory and director fees.  The fair value of these shares was determined based on the either a historical value of $2.30 per share for 3,658 shares and a volume weighted average price between May 21, 2026, and June 15, 2026, of $13.96 per share for 1,601 shares.

Conexeu Sciences Inc.
Notes to the Unaudited Condensed Interim Financial Statements
For the three and nine months ended July 31, 2026 and 2025
(Expressed in United States Dollars)

12.   Subsequent Events (cont'd)

On August 27, 2026, the Board of Directors agreed to amend and restate a service agreement previously approved on July 12, 2026, wherein a vendor will be issued common shares in the Company as part of a compensation package including cash and equity, the originally agreed aggregate amount of 50,000 shares shall be increased to an aggregate amount of 67,000 shares.  The value of the original 50,000 common shares will be based on the closing trading price of the Company's shares on the previously agreed schedule of August 31st and September 30th.  The additional new shares that will be issued along with the issuances on August 31st and September 30th, in equal amounts of 8,500 shares per issuance with a reserved price based on the market closing price on August 26, 2026, of $6.98 per share.

On September 1, 2026, the Company issued 35,167 common shares to two vendors as part of their service agreements.  The fair value of these shares was determined based on the Nasdaq closing price on August 28, 2026, of $7.07 per share for 1,667 common shares and on August 31, 2026, of $7.18 per share for 33,500 common shares.

On September 4, 2026, the Company raised gross proceeds of $1,753,998 through the exercise of warrants by four holders at an exercise price of $2.30 per share. In connection with the exercises, the Company issued an aggregate of 762,608 shares of common stock. The proceeds will be used to support ongoing operations. The shares issued upon exercise are restricted securities and are subject to a six-month Rule 144 holding period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the related notes contained therein which have been prepared in accordance with US GAAP. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled "Risk Factors" and "Statements Regarding Forward-Looking Information" appearing elsewhere in this Quarterly Report. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, "Conexeu", "we", "us", "our", or the "Company" refers to Conexeu Sciences Inc.

Overview

Conexeu Sciences Inc. (the "Company," "we," "us," or "our") is an early-stage regenerative medicine company focused on the development of biomaterial-based technologies for tissue restoration in wound care and aesthetics applications.

Since inception, our activities have primarily consisted of research and development, advancing our device candidate, capital raises, organizational development, and activities required to prepare for operation as a publicly traded company. We have not generated any revenues to date and expect to continue to incur operating losses for the foreseeable future.

On May 21, 2026, during the third quarter of fiscal 2026, our common stock commenced trading on the Nasdaq Capital Market ("Nasdaq") under the symbol "CNXU," completing our transition from a private, development-stage company to a publicly traded issuer via a direct listing.

Our current operations are focused on advancing product development activities, including preparation for a planned 510(k) submission to the U.S. Food and Drug Administration.

On September 4, 2026, the Company raised gross proceeds of $1,753,998 through the exercise of warrants by four holders at an exercise price of $2.30 per share. In connection with the exercises, the Company issued an aggregate of 762,608 shares of common stock. The proceeds will be used to support ongoing operations. The shares issued upon exercise are "restricted securities" as defined in Rule 144(a)(3) under the Securities Act of 1933, as amended.

Results of Operations

Three Months Ended July 31, 2026, compared to July 31, 2025

	Three months ended July 31
	2026	2025	Change
Advertising and promotion	$105,956	$21,288	$84,668
Depreciation and amortization	5,435	6,640	(1,205)
Bank charges	3,714	1,474	2,240
Business development	1,227,253	52,166	1,175,087
Consulting	3,784,642	465,361	3,319,281
Filing and listing fees	100,430	9,363	91,067
Insurance	164,457	4,148	160,309
Investor relations	26,360	-	26,360
Management and directors' salaries and fees	1,512,974	457,231	1,055,743
Office general and administrative	34,647	1,282	33,365
Professional fees	216,588	114,872	101,716
Regulatory fees	235,505	29,134	206,371
Research and development	270,412	134,662	135,750
Loss from operations	$(7,688,373)	$(1,297,621)	(6,390,752)
Other income (expenses), net	(37,278)	(949)	(36,329)
Loss before taxes	$(7,725,651)	$(1,298,570)
Income tax benefit (expense)	-	-
Net loss	$(7,725,651)	$(1,298,570)	6,427,081

We did not generate any revenue during the three months ended July 31, 2026 or 2025.

We incurred a net loss of $7,725,651 for the three months ended July 31, 2026, compared to a net loss of $1,298,570 for the same period in 2025, an increase of $6,427,081. The three months ended July 31, 2025, reflected our early-stage operations shortly after the Company completed the assignment of its extracellular matrix ("ECM") patent and began to plan a strategy for developing the underlying intellectual property, funded principally by modest private placement activity. By comparison, the three months ended July 31, 2026, reflect the operations of a substantially larger, Nasdaq-listed public company that completed its direct listing on May 21, 2026, raised significant additional capital, and incurred the compensation, governance, regulatory, and market-visibility costs that accompany that transition.

The increase in net loss was primarily attributable to higher operating expenses associated with the expansion of our operations and activities required to support our transition to a publicly traded company.

Operating expenses increased primarily due to:

• Business Development - an increase of $1,175,087, reflecting expanded marketing, investor relations, and business development initiatives undertaken following our Nasdaq listing to build and maintain trading visibility, liquidity, and investor awareness for our newly public stock, and to support our ongoing capital-raising efforts. Business development costs also include travel-related expenses (airfare, accommodations, and ground transportation) associated with investor and business development meetings, which increased materially following our Nasdaq listing and are discussed further below.

• Consulting - an increase of $3,319,281, driven substantially by non-cash, stock-based compensation issued to marketing, investor relations, and corporate advisory vendors, valued at then-current Nasdaq trading prices, together with increased engagement of third-party advisors supporting regulatory activities and capital markets initiatives.

• Management and Personnel Costs - expansion of the executive and scientific team and full-time employment arrangements, including the appointment of a Chief Commercial Officer effective June 15, 2026, and stock-based compensation associated with milestone warrants that vested upon our Nasdaq listing and subsequent stock-price milestones (see Notes 10 and 11 to the unaudited condensed interim financial statements).

• Regulatory Fees- an increase of $206,371 reflecting the Company's expanding efforts and continued preparations of Company's 510K for submission to the FDA.

• Insurance - an increase of $160,309, primarily driven by the directors' and officers' liability insurance obtained ahead of our listing.

• Professional Fees - an increase of $101,716 in legal, accounting, and advisory costs associated with the direct listing and operating as a publicly listed company.

• Research and Development Expenses - Research and development expenses increased by $135,750 to $270,412, reflecting a lease commitment for Company operated laboratory facilities (see Note 9 to the unaudited condensed interim financial statements), engagement of scientific consultants, and procurement of materials used in development and testing.  Our current activities are primarily focused on the development and validation of our existing proprietary platform and the evaluation of potential applications across multiple verticals. We expect research and development activities to expand over time as we advance our product pipeline and explore additional applications of our technology.

Nine Months Ended July 31, 2026, compared to July 31, 2025

	Nine months ended July 31
	2026	2025	Change
Advertising and promotion	$126,665	$48,503	78,162
Depreciation and amortization	23,296	10,604	12,692
Bank charges	9,390	3,132	6,258
Business development	1,410,010	146,386	1,263,624
Consulting	5,446,548	661,957	4,784,591
Filing and listing fees	125,689	9,513	116,176
Insurance	172,857	4,148	168,709
Investor relations	33,042	-	33,042
Management and directors' salaries and fees	2,848,679	750,033	2,098,646
Office general and administrative	58,490	7,632	50,858
Professional fees	809,307	216,219	593,088
Regulatory fees	328,149	29,134	299,015
Research and development	399,578	200,795	198,783
Loss from operations	$(11,791,700)	$(2,088,056)	(9,703,644)
Other income (expenses), net	42,943	41,372	1,571
Loss before taxes	$(11,748,757)	$(2,046,684)
Income tax benefit (expense)	-	-
Net loss	$(11,748,757)	$(2,046,684)	9,702,073

We did not generate any revenue during the nine months ended July 31, 2026, or 2025.

We incurred a net loss of $11,748,757 for the nine months ended July 31, 2026, compared to a net loss of $2,046,684 for the same period in 2025, an increase of $9,702,073. The nine months ended July 31, 2025, the Company was in the early stages of investigating the commercial potential of its ECM intellectual property, which had only recently been fully assigned to the Company, and had achieved modest success with private placement financings. By comparison, during the nine months ended July 31, 2026, the Company completed a direct listing on the Nasdaq Capital Market on May 21, 2026, raised approximately $7.7 million in net financing proceeds during the period (see "Liquidity Outlook" below), and made the investments in personnel, governance, regulatory compliance, and market visibility that are necessary to operate and maintain relevance as a Nasdaq-listed company.

In particular, following the direct listing, the Company allocated significant resources to marketing and business development initiatives, given the importance of building and sustaining trading visibility and investor awareness both generally and in support of the Company's ongoing need to raise additional capital.

The increase in net loss was primarily attributable to:

• Business Development - Increased business development, marketing, and investor relations activities following our Nasdaq listing, including approximately $357,000 of travel-related costs (airfare, accommodations, and ground transportation) associated with the direct listing on May 21, 2026, investor and business development meetings, representing approximately 25% of the $1,410,010 of business development expense for the nine months ended July 31, 2026.

• Consulting - Consulting costs increased to $5.4 million, however, a substantial portion of this expense is non-cash, stock-based compensation of approximately $3.7 million ($3,667,836) issued to marketing and advisory vendors.

• Management and Personnel Costs - Increased management and personnel-related expenses, including stock-based compensation of approximately $1.3 million ($1,270,543).

• Regulatory Fees - an increase of $299,015 reflecting the Company's expanding efforts and continued preparations of the Company's 510K for submission to the FDA.

• Insurance - an increase of $168,709, primarily driven by the directors' and officers' liability insurance obtained ahead of our listing.

• Professional Fees - an increase of $593,088 due to higher professional fees including legal, accounting, and advisory costs associated with the direct listing and operating as a publicly listed company.

• Research and Development Expenses - Research and development expenses increased to $399,578, reflecting a lease commitment for Company operated laboratory facilities (see Note 9 to the unaudited condensed interim financial statements), engagement of scientific consultants, and procurement of materials used in development and testing.  Ongoing work in support of the 510K submission. Current activities continue to investigate the application of our existing proprietary platform across multiple verticals. We expect research and development activities to expand over time as we advance our product pipeline and explore additional applications of our technology.

Liquidity, Capital Resources and Going Concern

Cash Position and Going Concern

As of July 31, 2026, we had cash and cash equivalents of approximately $2.0 million ($1,971,408), together with restricted cash of approximately $0.2 million ($238,208) related to funds received from exercised warrant held in trust (see Note 3 to the unaudited condensed interim financial statements), and working capital of approximately $5.5 million ($5,487,587). Our cash and cash equivalents declined by approximately $2.6 million from $4.8 million at October 31, 2025, reflecting the higher level of operating expenditures described above, including marketing, business development, and compensation costs.  The collection of a $2.0 million private placement subscription receivable at October 31, 2025, and net proceeds from warrant exercises under our Warrant Exercise Incentive Program help to offset the overall increased expenses during the nine months ending July 31, 2026.

We have incurred recurring losses since inception and had an accumulated deficit of approximately $16.3 million ($16,270,277) as of July 31, 2026, compared to $4.5 million as of October 31, 2025.

These factors raise substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements (see Note 1 to the unaudited condensed interim financial statements).

Prepaid Expenses

Prepaid expenses increased from approximately $0.5 million ($549,930) as of October 31, 2025, to approximately $4.5 million ($4,544,274) as of July 31, 2026, an increase of approximately $4.0 million ($3,994,344). Approximately $3.7 million, or 81%, of the increase relates to two business development and marketing service agreements entered into following our Nasdaq listing, consisting of a $3.5 million contract for services to be rendered over a twelve-month period from June 2026 through May 2027 and a second for $0.6 million for services to delivered prior to October 31, 2026.

As of July 31, 2026, of this total $4.1 million, $0.2 million was recorded in accounts payable and paid in cash in August. Amounts paid or payable under these agreements are capitalized as a prepaid expense and will be recognized as business development expenses over the twelve-month service period; approximately $0.6 million had been recognized as expense as of July 31, 2026, leaving a prepaid balance of approximately $3.5 million, all of which is expected to be recognized as expense within the next twelve months. The cash paid under this agreement is a significant driver of the increase in cash used in operating activities for the three months ended July 31, 2026, discussed under "Liquidity, Capital Resources, and Going Concern" below. The remaining approximately $0.8 million of the July 31, 2026, balance relates to prepaid insurance, regulatory, professional, and other operating costs also paid in cash in advance in the normal course of business, including the annual premium for our directors' and officers' liability insurance policy paid in connection with our Nasdaq listing.

Liquidity Outlook

	Nine months ended July 31, 2026
	2026	2025	Change
Net cash used in operating activities	($10,099,279)	($1,238,410)	($8,860,869)
Net cash used in investing activities	($76,231)	($59,054)	($17,177)
Net cash provided by financing activities	$7,548,009	$1,820,391	$5,727,618

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2026, totaled $10,099,279 as compared to $1,238,410 for the same period in 2025. The net loss increased by $9,702,073 when compared to the comparable period in 2025. This overall change in operational costs is reflective of the advancement of the business in building out an infrastructure to support a publicly listed company, the significant marketing and business development spending undertaken to establish and maintain visibility in the public markets following our Nasdaq listing, and additional headcount to advance the Company's research and development, regulatory, and pre-commercialization activities. Prepaid expenses represent $3.5 million of cash used during the period, and as noted previously, this includes, but is not limited to, cash advances for marketing and business development expenses, insurance premiums and regulatory services. Within the net loss is the use of non-cash stock-based compensation during the nine months ended July 31, 2026, of approximately $4.6 million (options issued for services of $1,493,977 and shares issued for services of $3,081,289), substantially all of which relates to executive, director, and marketing/advisory arrangements. (2025 - approximately $0.48 million).

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended July 31, 2026, was $76,231, compared to $59,054 for the same period in 2025, representing principally purchases of fixed assets for the Company's lab and general office space.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended July 31, 2026, was $7,548,009 (2025 - $1,820,391). The increase was driven by the collection of a $2.0 million cash for a private placement subscription receivable that had been outstanding at October 31, 2025 in connection with a private placement that closed on October 28, 2025, together with net proceeds of $2,943,351 (2025 - $2,018,413) from non-brokered private placements closed during the six months ended April 30, 2026, and proceeds of approximately $2.7 million received under the Company's Warrant Exercise Incentive Program during the nine months ended July 31, 2026, as warrant holders exercised outstanding warrants and subscribed for new warrants at a $2.30 exercise price. No new private placement tranches were closed during the three months ended July 31, 2026; financing activity during the quarter was driven primarily by warrant inducement exercises. There were two reductions offsetting the incoming funds, offering costs that were paid out during the period of $30,992 and that have subsequently been written off due to the direct listing and total cash paid out of $92,187 for the financed insurance premiums, including the initial down payment.

Our average monthly cash used in operating activities was approximately $1.1 million for the nine months ended July 31, 2026, compared to approximately $0.56 million for the six months ended April 30, 2026. The increase was concentrated in the three months ended July 31, 2026, during which average monthly cash used in operating activities was approximately $2.3 million, reflecting the one-time costs related to the direct listing on the Nasdaq (approx. $0.35 million), marketing, business development, and compensation costs described above.  Noteworthy is that in the current quarter ending July 31, 2026, a significant amount of the cash used in operating activities was used to prepay for expenses, approximately $3.3 million, that will have future benefits in the months to come.

Excluding these one-time items and prepaid expenses, we estimate that our recurring average monthly cash burn rate during the three months ended July 31, 2026, was approximately $0.87 million, compared to approximately $0.56 million for the six months ended April 30, 2026, reflecting a sustained increase in the costs of operating as a Nasdaq-listed company, including insurance, listing and regulatory fees, professional fees, travel, and compensation costs, as described above.

We expect our monthly cash burn to remain elevated in the near term as we continue to incur costs associated with operating as a publicly traded company, including general and administrative expenses, investor relations and market awareness initiatives, and the expansion of laboratory and development activities, although we intend to evaluate opportunities to moderate discretionary marketing spend as circumstances warrant.

Based on our cash and cash equivalents of $1,971,408 as of July 31, 2026, and our average monthly cash burn rate during the three months then ended of approximately $0.87 million as noted above, our existing cash resources are not sufficient to fund operations for the next twelve months and, absent additional financing, are expected to fund operations for a substantially shorter period than the 9 to 11 months estimated as of April 30, 2026. This estimate excludes the one-time business development and direct listing costs described above, which have already been paid or accrued as of July 31, 2026, and are reflected in our cash balance, and does not reflect any future one-time or discretionary expenditures we may elect to undertake, including further business development or marketing initiatives. Management is actively pursuing additional debt and/or equity financing; however, there can be no assurance that such financing will be obtained on acceptable terms, or at all. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued (see Note 2 to the unaudited condensed interim financial statements).

Subsequent to July 31, 2026, between August 31, 2026, and September 3, 2026, four warrant holders exercised 762,608 warrants at an exercise price of $2.30 per share for gross proceeds of $1,753,998, which the Company intends to use for operations.

While these funds will provide additional near-term liquidity, it is not sufficient, on its own, to resolve the substantial doubt about our ability to continue as a going concern discussed above.  Management continues to evaluate expected cash inflows and expenditures and to pursue additional financing alternatives. Actual cash runway may differ based on the timing of any financing activities and changes in operating expenditures.

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

Plan of Operations

Our near-term operational objectives include:

• Continued product development and validation activities

• Advancement toward a planned 510(k) submission to the FDA, currently anticipated in the first quarter of calendar 2027

• Continued operation of our leased laboratory and office space under the 24-month lease that commenced May 1, 2026 (see Note 9 to the unaudited condensed interim financial statements)

• Continued development of Board and committee governance structures following the expansion of our Board to nine (9) members and the appointment of a Chief Commercial Officer, each effective June 15, 2026

• Continue to evaluate compensation structure for executives, employees, and directors

• Prudent management of discretionary marketing, investor relations, and business development spending to balance market visibility with capital preservation, in light of the liquidity position discussed above

• Continued engagement of consultants and advisors

Beginning in May 2026, the Company undertook a significant investor relations and marketing campaign intended to build trading visibility and market awareness for our newly listed common stock. This campaign was a substantial driver of consulting and business development expenses during the three and nine months ended July 31, 2026, as described above. Because we completed our Nasdaq listing through a direct listing rather than a traditional underwritten initial public offering, without the marketing support and book-building process typically associated with an underwritten offering, management believed this level of investment was important to establishing market awareness and liquidity in our shares and in supporting our ongoing capital-raising efforts. In light of our current cash position and the going concern considerations discussed above, we are evaluating the appropriate ongoing level of such discretionary spending.

We do not expect to generate revenue in the near term.

Subsequent Events

On August 21, 2026, 160,338 warrants expired unexercised.

On August 24, 2026, the Company issued 6,500 common shares to two vendors as part of their service agreements.  The fair value of these shares was determined based on the Nasdaq closing price on August 21, 2026, of $8.89 per share.

On August 24, 2026, the Company issued a total of 5,259 common shares to a director in settlement of liabilities owed for advisory and director fees.  The fair value of these shares was determined based on the either a historical value of $2.30 per share for 3,658 shares and a volume weighted average price between May 21, 2026, and June 15, 2026, of $13.96 per share for 1,601 shares.

On August 27, 2026, the Board of Directors agreed to amend and restate a service agreement previously approved on July 12, 2026, wherein a vendor will be issued common shares in the Company as part of a compensation package including cash and equity, the originally agreed aggregate amount of 50,000 shares shall be increased to an aggregate amount of 67,000 shares. The value of the original 50,000 common shares will be based on the closing trading price of the Company's shares on the previously agreed schedule of August 31st and September 30th.  The additional new shares that will be issued along with the issuances on August 31st and September 30th, in equal amounts of 8,500 shares per issuance with a reserved price based on the market closing price on August 26, 2026, of $6.98 per share.

On September 1, 2026, the Company issued 35,167 common shares to two vendors as part of their service agreements.  The fair value of these shares was determined based on the Nasdaq closing price on August 28, 2026, of $7.07 per share for 1,667 common shares and on August 31, 2026, of $7.18 per share for 33,500 common shares.

On September 4, 2026, the Company raised gross proceeds of $1,753,998 through the exercise of warrants by four holders at an exercise price of $2.30 per share. In connection with the exercises, the Company issued an aggregate of 762,608 shares of common stock. The proceeds will be used to support ongoing operations. The shares issued upon exercise are restricted securities and are subject to a six-month Rule 144 holding period.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those disclosed in our audited financial statements for the year ended October 31, 2025.

Our summary of significant accounting policies is described in more detail in the notes to our unaudited condensed interim financial statements. Please refer to Note 3.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, the Company is not required to provide the information required by this item.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 31, 2026.

As previously disclosed, management identified a material weakness in the Company's internal control over financial reporting related to the accounting for and disclosure of certain prepaid expenses. During the quarter ended July 31, 2026, the Company continued to implement remediation measures designed to address this material weakness, including enhanced review procedures and a policy requiring formal documentation supporting the accounting treatment of material transactions, including references to applicable authoritative accounting guidance.

Management believes that these remediation measures have strengthened the Company's internal control over financial reporting. However, the controls implemented as part of the remediation process have not operated for a sufficient period of time to permit management to fully evaluate their operating effectiveness. Accordingly, the material weakness remains under remediation as of July 31, 2026, and management will continue to monitor and test the effectiveness of the related controls.

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2026, the Company implemented certain changes to its internal control over financial reporting as part of its remediation efforts related to the material weakness described above, including enhanced review procedures and formal documentation requirements for material transactions. Other than these remediation activities, there were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled "Risk Factors" in included in the Registration Statement on Form S-1, as amended, originally filed with the SEC on November 28, 2025 (File No. 333-291845, the "Registration Statement"), which could materially affect our business, financial condition, or future results. The risks described in our Registration Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None that have not already been reported on a Current Report on Form 8-K.

(b) Not applicable.

(c) There were no repurchases of our Common Stock or purchases by affiliated parties in the fiscal quarter ended July 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

(c) During our fiscal quarter ended July 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

CONEXEU SCIENCES INC.

Date: September 14, 2026	By:	/s/ Miles Harrison
	Name:	Miles Harrison
	Title:	Chief Executive Officer
(Principal Executive Officer) President and Director

Date: September 14, 2026	By:	/s/ Stephen D. Inouye
	Name:	Stephen D. Inouye
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) Secretary and Treasurer